Form 10QSB
period 2006-10-31
Vella Productions Inc.
filed 2006-12-13
CIK 1370823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 31, 2006.

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________________________ to ________________________

Commission File Number 333-137134

VELLA PRODUCTIONS INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

999 3rd Avenue, Suite 3800
Seattle, WA	98104
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	(206) 224-3725

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,080,000 Shares of $0.001 par value Common Stock outstanding as of December 12, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [   ]

VELLA PRODUCTIONS INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

October 31, 2006

(Stated in US Dollars)

(Unaudited)

BALANCE SHEET

INTERIM STATEMENT OF OPERATIONS

INTERIM STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO INTERIM FINANCIAL STATEMENTS

VELLA PRODUCTIONS INC.
(A Development Stage Company)
BALANCE SHEET
(Stated in US Dollars)

	October 31,	July 31,
	2006	2006
	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalents	$3,114	$28,206
Prepaid expenses	2,022	-

	5,136	28,206
Distributor rights - Note 3	3,000	3,000

	$8,136	$31,206

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,500	$3,000
Due to related party - Note 5	36,514	37,574

	38,014	40,574

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
75,000,000 shares authorized, $0.001 par value
3,500,000 shares issued and outstanding
(July 31, 2006: 3,500,000)	3,500	3,500
Share subscription – Note 4	1,600	1,600
Deficit accumulated during the development stage	(34,978)	(14,468)

	(29,878)	(9,368)

	$8,136	$31,206

Nature and Continuance of Operations – Note 1

The accompanying notes are an integral part of these financial statements

VELLA PRODUCTIONS INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three months	September 30, 2005	September 30, 2005
	Ended	(inception)	(inception)
	October 31,	to October 31,	to October 31,
	2006	2005	2006
Expenses
Accounting and audit fees	$1,500	$-	$4,500
General and Administrative	19,010	-	30,014
Organization costs	-	464	464

Net loss for the period	$(20,510)	$(464)	$(34,978)

Basic loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	3,500,000	-

The accompanying notes are an integral part of these financial statements

VELLA PRODUCTIONS INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Three months	September 30, 2005	September 30, 2005
	Ended	(inception)	(inception)
	October 31,	to October 31,	to October31,
	2006	2005	2006
Operating Activities
Net loss for the period	$(20,510)	$(464)	$(34,978)

Change in non-cash working capital items
Prepaid expenses	(2,022)	-	(2,022)
Accounts payable and accrued liabilities	(1,500)	-	(1,500)

	(24,032)	(464)	(38,500)

Financing Activities
Increase (decrease) in due to related party	(1,060)	464	36,514
Proceeds from issuance of common stock	-	-	3,500
Common stock subscription	-	-	1,600

	(1,060)	464	41,614

Increase in cash during the period	(25,092)	-	3,114

Cash, beginning of the period	28,206	-	-

Cash, end of the period	$3,114	-	$3,114

Supplementary disclosure of cash flow
information:
Cash paid for:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

VELLA PRODUCTIONS INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period September 30, 2005 (Inception) to October 31, 2006
(Stated in US Dollars)

				Deficit
				Accumulated
			Common	During the
	Common Shares		Shares	Development
	Number	Par Value	Subscription	Stage		Total

Balance, September 30, 2005 (Inception)	-	$-	$-	$-		$-
Issued for cash:
Common stock July, 2006 – at $0.001	3,500,000	3,500	-	-		3,500
Common stock subscription	-	-	1,600	-		1,600
Net loss for the period	-	-	-	(14,468)		(14,468)

Balance, July 31, 2006 (audited)	3,500,000	3,500	1,600	(14,468)		(9,368)

Net loss for the period	-	-	-	(20,510)		(20,510)

Balance, October 31, 2006 (unaudited)	3,500,000	$3,500	$1,600	$(34,978)	$	(29,878)

The accompanying notes are an integral part of these financial statements

VELLA PRODUCTIONS INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada, United States of America on September 30, 2005 and its fiscal year end is July 31. The Company has obtained a license to market and distribute six tea blends, developed by a private company, in the United States of America and Canada.

Going concern

These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $32,878, and has accumulated deficit of $34,978 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2006 included in the Company’s Registration Statement SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

Note 2	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

Vella Productions Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
October 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the commission is fixed or determinable; and collection is reasonably assured. The commission representing 7.5% of the private company’s gross sales is recognized as income over the term of the contract with this private company. The amount of the commission is determined based on the quarterly sales reports of the private company. The private company recognizes the sale of its product during the reporting period when the product was shipped to the customer (if the terms are “FOB shipping point), or the product was delivered to the customer’s delivery site (if the terms of the sale are “FOB destination”) prior to the period end.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which was adopted effective January 1, 2002. Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the income statement.

Vella Productions Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
October 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities, agreement payable and due to related party approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

Vella Productions Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
October 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006. The company is currently assessing the effect of this Interpretation on its financial statements.

Note 3	Distributor rights

Pursuant to a Distributor and Marketing Agreement (the “Agreement”) dated July 10, 2006, the Company acquired from a private company rights for distribution of the proprietary line of six tea blends (the “Products”) for distribution in the United States of America and Canada for the following consideration:

(i)	Cash payments:

–	$3,000 upon signing of the Agreement;
–	$25,000 on or before November 30, 2006; and
–	$25,000 on or before February 28, 2007.

(ii)	Marketing Expenditures:

The Company must incur minimum marketing expenses of $250,000 over the initial five year term of the Agreement.

The Company will be paid commission on a quarterly basis at the rate of 7.5% of gross sales resulting from the sale of the Products by the private company.

As at October 31, 2006, the Company paid $3,000 upon signing the Agreement and incurred $10,071 in marketing expenditures.

Vella Productions Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
October 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 5

Note 4	Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from September 30, 2006 (inception) to July 31, 2006, the Company issued 3,500,000 shares of common stock to its director for total proceeds of $3,500 and received $1,600 in share subscription funds.

To October 31, 2006, the Company has not granted any stock options and has not recorded any stock- based compensation.

Note 5	Related Party Transactions

a)

The President of the Company provides management services to the Company. The services are valued at $500 per month. During the period ended October 31, 2006 management services of $1,500 (October 31, 2005 - $Nil) were charged to operations.

b)

During the period ended July 31, 2006 the President of the Company provided a $35,000 loan to the Company. The $35,603 loan payable is unsecured, bears interest at 6.5% per annum, and consists of $20,000 of principal due on July 24, 2007, and $15,000 of principal due on July 28, 2007, and $603 of accrued interest payable. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.

c)

During the period ended July 31, 2006, the Company signed the Distributor and Marketing agreement with a private company controlled by a President of the Company. As at October 31, 2006, the Company paid $3,000 according to the Agreement.

d)

As at October 31, 2006, the Company owed $511 (July 31, 2006 - $2,094) to the President of the Company and $401 (July 31, 2006 - $401) to the company controlled by the President of the Company for expenses incurred on behalf of the Company.

Note 5	Subsequent Events

Subsequent to October 31, 2006:

a)	The Company issued 2,580,000 shares of common stock for cash proceeds of $51,600;

b)	The Company paid $25,000 to the private company pursuant to the Distributor and Marketing Agreement.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

For the next twelve months our specific goal will be to fulfill our duties as per the Agreement with Spike Tea. We intend to finalize the marketing plan for Spike Tea and begin marketing activity to attract vendors to purchase Spike Tea products. We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We believe that we will raise sufficient capital to continue our operations. As of today we have raised minimum amount of $51,600 and continue working on raising additional capital.

2. If we are successful in raising the maximum amount of this offering ($388,957 net after anticipated offering expenses), we intend to secure new offices and hire a general administrative assistant. We expect the cost of a new office will be approximately $1,500 per month rent, plus $300 per month for utilities such as telephone, fax and internet. If we do not raise the maximum proceeds, or close to the maximum, we will continue to use existing office space. If we only raise the minimum amount, our President will perform most of the administrative tasks required to operate our business. If we raise the full amount and hire an administrative assistant, we expect it will cost us approximately $2,000 per month.

3. We have begun marketing the Spike Tea’s product in North America through various channels. Intra-industry promotion will begin with pre-show promotion of the Spike Tea exhibit at the Natural Products Expo West Show. Vella will organize all pre-show promotion for Spike Tea, which may involve direct mail, news releases and public relations. Spike Tea will be represented at the show from March 9 to March 11, 2007. Vella has already begun organizational activity for the show, securing exhibit space on behalf of Spike Tea.

For the next 12 months we will be working on promotion of the Spike Tea’s product at the following trade shows:

-    Fancy Food Show (January 23-27, 2007) San Francisco, California;

-    Natural Products Expo West (March 9-11, 2007), Anaheim, California;

-    FMI Show (May 6-8, 2007) Chicago, Illinois;

-    Natural Products Expo East (September 27-29, 2007) Baltimore, Massachusetts.

We believe it will cost a minimum of $35,000 for execution of the marketing plan over the next 12 months. If we raise the maximum amount of proceeds from the offering, we will devote an additional $215,000 to the marketing plan for Spike Tea products over the term of the Agreement. Marketing is an ongoing matter which will continue during the life of our operations.

As well, we anticipate spending an additional $5,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $40,000. This amount will correlate with the amount of the additional capital raised over the next 12 months.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operaitons. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing.

Results of Operations For Period Ending October 31, 2006

We did not earn any revenues during the three-month period ending October 31, 2006. During the period ended October 31, 2006, we incurred operating expenses in the amount of $20,510, compared to operating expenses of $464 incurred during the period from September 30, 2005 (inception) to October 31, 2005. These operating expenses were comprised of accounting and audit fees of $1,500 (2005: $Nil), marketing expenditures of $7,485 (2005: &Nil), general and administration costs of $ 11,525 (2005: $Nil), and organization costs of $Nil (2005: $464). The increase in operating expenses during the six months ended October 31, 2006, compared to the period from September 30, 2005 (inception) to October 31, 2005, was due to the increase in professional fees, marketing expenses and general and administrative costs.

As at October 31, 2006, the Company had cash of $3,114 prepaid expenses of $2,022, and liabilities totalling $38,014 for a working capital deficiency of $32,878 compared to the working capital deficiency of $12,368 as at July 31, 2006.

Subsequent to October 31, 2006, the Company issued 2,580,000 shares of common stock for cash proceeds of $51,600.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management’s application of accounting policies.

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the commission is fixed or determinable; and collection is reasonably assured. The commission representing 7.5% of the private company’s gross sales is recognized as income over the term of the contract with this private company. The amount of the commission is determined based on the quarterly sales reports of the private company. The private company recognizes the sale of its product during the reporting period when the product was shipped to the customer (if the terms are “FOB shipping point), or the product was delivered to the customer’s delivery site (if the terms of the sale are “FOB destination”) prior to the period end.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2006. This evaluation was conducted by Olga Lenova and Svetlana Kovaleva, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Olga Lenova and Svetlana Kovaleva our chief executive officer and principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vella Productions Inc.

/s/ Olga Lenova
Olga Lenova
President, Chief Executive
Officer, and Director
Dated: December 12, 2006

/s/ Svetlana Kovaleva
Svetlana Kovaleva
Chief Financial Officer, Secretary
Treasurer, principal accounting
officer and Director
Dated: December 12, 2006