Form 10QSB/A
period 2006-10-31
Vella Productions Inc.
filed 2007-01-17
CIK 1370823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB /A

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 31, 2006.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to ______________

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

Yes | X | No | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes | X | No | |

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes | | No | |

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,080,000 Shares of $0.001 par value Common Stock outstanding as of December 12, 2006.

Transitional Small Business Disclosure Format (Check one): Yes | | No | |

VELLA PRODUCTIONS INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

October 31, 2006

(Stated in US Dollars)

(Unaudited)

BALANCE SHEET

INTERIM STATEMENT OF OPERATIONS

INTERIM STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO INTERIM FINANCIAL STATEMENTS

VELLA PRODUCTIONS INC.
(A Development Stage Company)
BALANCE SHEET
(Stated in US Dollars)

	October 31,	July 31,
	2006	2006
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$3,114	$28,206
Prepaid expenses	2,022	-

	5,136	28,206
Distributor rights - Note 3	3,000	3,000

	$8,136	$31,206

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,500	$3,000
Due to related party - Note 5	36,514	37,574

	38,014	40,574

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

Nature and Continuance of Operations – Note 1

The accompanying notes are an integral part of these financial statements

VELLA PRODUCTIONS INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

		Three months		September 30, 2005		September 30, 2005
		Ended		(inception)		(inception)
		October 31,		to October 31,		to October31,
		2006		2005		2006
Expenses
Accounting and audit fees		$1,500		$-		$4,500
General and Administrative		19,010		-		30,014
Organization costs		-		464		464

Net loss for the period	$	(20,510)	$	(464)	$	(34,978)

Basic loss per share	$	(0.01)	$	(0.00)

Weighted average number of shares outstanding		3,500,000		-

The accompanying notes are an integral part of these financial statements

VELLA PRODUCTIONS INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

		Three months		September 30, 2005		September 30, 2005
		Ended		(inception)		(inception)
		October 31,		to October 31,		to October31,
		2006		2005		2006
Operating Activities
Net loss for the period	$	(20,510)	$	(464)	$	(34,978)

Change in non-cash working capital items
Prepaid expenses		(2,022)		-		(2,022)
Accounts payable and accrued liabilities		(1,500)		-		(1,500)

		(24,032)		(464)		(38,500)

Financing Activities
Increase (decrease) in due to related party		(1,060)		464		36,514
Proceeds from issuance of common stock		-		-		3,500
Common stock subscription		-		-		1,600

		(1,060)		464		41,614

Increase in cash during the period		(25,092)		-		3,114

Cash, beginning of the period		28,206		-		-

Cash, end of the period		$3,114		$-		$3,114

Supplementary disclosure of cash flow
information:
Cash paid for:
Interest		$-		$-		$-

Income Taxes		$-		$-		$-

The accompanying notes are an integral part of these financial statements

VELLA PRODUCTIONS INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period September 30, 2005 (Inception) to October 31, 2006
(Stated in US Dollars)

					Deficit
					Accumulated
			Common		During the
	Common Shares		Shares		Development
	Number	Par Value	Subscription		Stage		Total

Balance, September 30, 2005 (Inception)	-	$-	$-		$-		$-
Issued for cash:
Common stock July, 2006 – at $0.001	3,500,000	3,500	-		-		3,500
Common stock subscription	-	-	1,600		-		1,600
Net loss for the period	-	-	-		(14,468)		(14,468)

Balance, July 31, 2006 (audited)	3,500,000	3,500	1,600		(14,468)		(9,368)

Net loss for the period	-	-	-		(20,510)		(20,510)

Balance, October 31, 2006 (unaudited)	3,500,000	$3,500	$1,600	$	(34,978)	$	(29,878)

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

$3,000 upon signing of the Agreement;

$25,000 on or before November 30, 2006; and

$25,000 on or before February 28, 2007.

(ii)	Marketing Expenditures:

The Company must incur minimum marketing expenses of $250,000 over the initial five year term of the Agreement.

The Company will be paid commission on a quarterly basis at the rate of 7.5% of gross sales resulting from the sale of the Products by the private company.

As at October 31, 2006, the Company paid $3,000 upon signing the Agreement and incurred $10,071 in marketing expenditures.

Note 4	Capital Stock

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

To October 31, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

For the next 12 months we will be working on promotion of the Spike Tea’s product at the following trade shows:

  Fancy Food Show (January 23-27, 2007) San Francisco, California;

  Natural Products Expo West (March 9-11, 2007), Anaheim, California;

  FMI Show (May 6-8, 2007) Chicago, Illinois;

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

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing.

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
Dated: January 16, 2007

/s/ Svetlana Kovaleva
Svetlana Kovaleva
Chief Financial Officer, Secretary
Treasurer, principal accounting
officer and Director
Dated: January 16, 2007