Form 10QSB
period 2007-01-31
Vella Productions Inc.
filed 2007-03-06
CIK 1370823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended January 31, 2007.

[     ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to

Commission File Number 333-137134

VELLA PRODUCTIONS INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	71-1021813
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

999 3rd Avenue, Suite 3800
Seattle, WA	98104
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	(206) 224-3725

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]     No [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]     No [     ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [     ]     No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,080,000 Shares of $0.001 par value Common Stock outstanding as of March 5, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [      ] No [     ]

VELLA PRODUCTIONS INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2007

(Stated in US Dollars)

(Unaudited)

BALANCE SHEET

INTERIM STATEMENT OF OPERATIONS

INTERIM STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO INTERIM FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
                      PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Vella Productions Inc.
(An Development Stage Co.)

We have reviewed the accompanying balance sheet of Vella Productions Inc. (An Development Stage Co.) as of January 31, 2007, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Vella Productions Inc. (An Development Stage Co.).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
March 5, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

VELLA PRODUCTIONS INC.
(A Development Stage Company)
BALANCE SHEET
(Stated in US Dollars)

	January 31,	July 31,
	2007	2006
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$383	$28,206
Prepaid expenses	836	-

	1,219	28,206
Distributor rights - Note 3	28,000	3,000

	$29,219	$31,206

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,025	$3,000
Due to related party - Note 5	30,894	37,574

	34,919	40,574

STOCKHOLDERS’ DEFICIENCY
Capital stock – Note 4
75,000,000 shares authorized, $0.001 par value
6,080,000 shares issued and outstanding
(July 31, 2006: 3,500,000)	6,080	3,500
Additional paid in capital	49,020	-
Share subscription – Note 4	-	1,600
Deficit accumulated during the development stage	(60,800)	(14,468)

	(5,700)	(9,368)

	$29,219	31,206

Nature and Continuance of Operations – Note 1

The accompanying notes are an integral part of these financial statements

VELLA PRODUCTIONS INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

		Three months		Three months		Six months		September 30, 2005		September 30, 2005
		Ended		Ended		Ended		(inception)		(inception)
		January 31,		January 31,		January 31,		to January 31,		to January 31,
		2007		2006		2007		2006		2007
Expenses
Accounting and audit fees		$3,150		$-		$4,650		$-		$7,650
General and Administrative		22,672		-		41,682		-		52,686
Organization costs		-		-		-		464		464

Net loss for the period	$	(25,822)		$-	$	(46,332)	$	(464)	$	(60,800)

Basic loss per share	$	(0.01)	$	(0.00)	$	(0.01)	$	(0.00)

Weighted average number of shares
outstanding		5,331,739		-		3,591,438		-

The accompanying notes are an integral part of these financial statements

VELLA PRODUCTIONS INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

		Six months		September 30, 2005		September 30, 2005
		Ended		(inception)		(inception)
		January 31,		to January 31,		to January 31,
		2007		2006		2007
Operating Activities
Net loss for the period	$	(46,332)	$	(464)	$	(60,800)

Change in non-cash working capital items
Prepaid expenses		(836)		-		(836)
Accounts payable and accrued liabilities		1,025		-		4,025

		(46,143)		(464)		(57,611)

Investing Activity
Distributor rights		(25,000)		-		(28,000)

Financing Activities
Increase (decrease) in due to related party		(6,680)		464		30,894
Proceeds from issuance of common stock		51,600		-		55,100
Common stock subscription		(1,600)		-		-

		43,320		464		85,994

Increase in cash during the period		(27,823)		-		383

Cash, beginning of the period		28,206		-		-

Cash, end of the period		$383		-		$383

Supplementary disclosure of cash flow
information:
Cash paid for:
Interest		$-		$-		$-

Income Taxes		$-		$-		$-

The accompanying notes are an integral part of these financial statements

VELLA PRODUCTIONS INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period September 30, 2005 (Inception) to January 31, 2007
(Stated in US Dollars)

						Deficit
						Accumulated
				Common		During the
	Common Shares		Paid in	Shares		Development
	Number	Par Value	Capital	Subscription		Stage		Total

Balance, September 30, 2005 (Inception)	-	$-	$-	$-		$-		$-
Issued for cash:
Common stock July, 2006 – at $0.001	3,500,000	3,500	-	-		-		3,500
Common stock subscription	-	-	-	1,600		-		1,600
Net loss for the period	-	-	-	-		(14,468)		(14,468)

Balance, July 31, 2006 (audited)	3,500,000	3,500	-	1,600		(14,468)		(9,368)

Issued for cash:
Common stock December , 2006 – at $0.02	2,580,00	2,580	49,020	(1,600)		-		50,000
Net loss for the period	-	-	-	-		(46,332)		(46,332)

Balance, January 31, 2007 (unaudited)	6,080,000	$6,080	$-	$-	$	(60,800)	$	(5,700)

The accompanying notes are an integral part of these financial statements

VELLA PRODUCTIONS INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada, United States of America on September 30, 2005 and its fiscal year end is July 31. The Company has obtained a license to market and distribute six tea blends, developed by a private company, in the United States of America and Canada.

Going concern

These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $33,700, and has accumulated deficit of $60,800 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2006 included in the Company’s Registration Statement SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

Vella Productions Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
January 31, 2007
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
January 31, 2007
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
January 31, 2007
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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through

Vella Productions Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
January 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

Note 3	Distributor rights

Pursuant to a Distributor and Marketing Agreement (the “Agreement”) dated July 10, 2006, the Company acquired from a private company rights for distribution of the proprietary line of six tea blends (the “Products”) for distribution in the United States of America and Canada for the following consideration:

(i) Cash payments:

__ $3,000 upon signing of the Agreement;

__ $25,000 on or before November 30, 2006; and

__ $25,000 on or before February 28, 2007.

(ii) Marketing Expenditures:

     The Company must incur minimum marketing expenses of $250,000 over the initial five year term of the Agreement.

The Company will be paid commission on a quarterly basis at the rate of 7.5% of gross sales resulting from the sale of the Products by the private company.

As at January 31, 2007, the Company paid $28,000 upon signing the Agreement and incurred $15,034 in marketing expenditures.

Vella Productions Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
January 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 6

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

During the six months ended January 31, 2007, The Company issued 2,580,000 shares of common stock for cash proceeds of $51,600.

To January 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 5	Related Party Transactions

a)

The President of the Company provides management services to the Company. The services are valued at $500 per month. During the period ended January 31, 2007, management services of $3,000 (January 31, 2006 - $Nil) were charged to operations.

b)

For the six-month period ended January 31, 2007, the Company was charged $800 (2005 - $Nil) by a company controlled by the President of the Company for professional fees. The balance due of $800 (July 31, 2006 - $Nil) to this company is non-interest bearing unsecured and due on demand.

c)

During the period ended July 31, 2006 the President of the Company provided a $35,000 loan to the Company. The $35,603 loan payable is unsecured, bears interest at 6.5% per annum, and consists of $20,000 of principal due on July 24, 2007, and $15,000 of principal due on July 28, 2007, and $603 of accrued interest payable. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum. During the six months ended January 31, 2007, the Company paid $4,500 of the loan principal and $727 of accrued interest.

d)

During the period ended July 31, 2006, the Company signed the Distributor and Marketing agreement with a private company controlled by a President of the Company. As at January 31, 2007, the Company paid $28,000 according to the Agreement.

Vella Productions Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
January 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 7

Note 5	Subsequent Events

Subsequent to January 31, 2007, the President of the Company provided a $15,000 loan to the Company. The loan is unsecured, bears interest at 6.5% per annum and payable on demand.

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

We have begun marketing the Spike Tea’s product in North America through various channels. To date Vella have organized pre-show promotion of the Spike Tea exhibit at the Natural Products Expo West Show. Spike Tea will be represented at the show from March 9 to March 11, 2007.

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

As well, we anticipate spending an additional $15,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $50,000. This amount will correlate with the amount of the additional capital raised over the next 12 months.

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

Results of Operations For Period Ending January 31, 2007

We did not earn any revenues during the six-month period ending January 31, 2007. During the period ended January 31, 2007, we incurred operating expenses in the amount of $41,682, compared to operating expenses of $464 incurred during the period from September 30, 2005 (inception) to January 31, 2006. These operating expenses were comprised of accounting and audit fees of $4,650 (2006:

$Nil), marketing expenditures of $15,034 (2006: &Nil), general and administration costs of $ 26,648 (2006: $Nil), and organization costs of $Nil (2006: $464). The increase in operating expenses during the six months ended January 31, 2007, compared to the period from September 30, 2005 (inception) to January 31, 2006, was due to the increase in professional fees, marketing expenses and general and administrative costs.

As at January 31, 2007, the Company had cash of $383 prepaid expenses of $836, and liabilities totalling $34,919 for a working capital deficiency of $33,700 compared to the working capital deficiency of $12,368 as at July 31, 2006.

Subsequent to January 31, 2007, the President of the Company provided a $15,000 loan to the Company. The loan is unsecured, bears interest at 6.5% per annum and payable on demand.

On November 02, 2006, the Company’s Registration Statement on the Form SB-2 became effective. To date the Company issued 2,580,000 shares of common stock for cash proceeds of $51,600 pursuant to this Registration Statement.

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

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2007. This evaluation was conducted by Olga Lenova and Svetlana Kovaleva, our chief executive officer and our principal accounting officer.

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

Vella Productions Inc.

/s/ Olga Lenova
---------------------------
Olga Lenova
President, Chief Executive
Officer, and Director
Dated: March 5, 2007

/s/ Svetlana Kovaleva
---------------------------
Svetlana Kovaleva
Chief Financial Officer, Secretary
Treasurer, principal accounting
officer and Director
Dated: March 5, 2007