Form 10QSB
period 2007-04-30
Vella Productions Inc.
filed 2007-06-14
CIK 1370823

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended April 30, 2007.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                        Commission File Number 333-137134
                                               ----------

                             VELLA PRODUCTIONS INC.
 ------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                        71-1021813
---------------------------------             ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


999 3rd Avenue, Suite 3800
Seattle, WA                                                   98104
----------------------------------------           -----------------------------
(Address of principal executive offices)                (Postal or Zip Code)


Issuer's telephone number, including area code:           (206) 224-3725
                                                   -----------------------------

                                      None
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,080,000 Shares of $0.001 par value Common Stock outstanding as of June 11, 2007.

Transitional Small Business Disclosure Format (Check one):

Yes |   |   No |   |

                             VELLA PRODUCTIONS INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 April 30, 2007

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------












BALANCE SHEET

INTERIM STATEMENT OF OPERATIONS

INTERIM STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO INTERIM FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS
      ------------------------
          PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
Vella Productions Inc.
(An Development Stage Co.)


We have reviewed the accompanying balance sheet of Vella Productions Inc. (An Development Stage Co.) as of April 30, 2007, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Vella Productions Inc. (An Development Stage Co.).


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


/s/ Moore & Associates, Chartered


Moore & Associates, Chartered
Las Vegas, Nevada
June 11, 2007









 2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511
 ======================================================================
 Fax: (702)253-7501
 ==================

                             VELLA PRODUCTIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             (Stated in US Dollars)


                                                                                April 30,           July 31,
                                                                                   2007               2006
                                                                                   ----               ----
                                                    ASSETS                     (Unaudited)          (Audited)
                                                    ------
   Current
       Cash and cash equivalents                                            $            186    $         28,206
       Prepaid expenses                                                                  244                   -
                                                                                ------------        ------------
                                                                                         430              28,206
   Distributor rights - Note 3                                                        28,000               3,000
                                                                                ------------        ------------
                                                                             $        28,430     $        31,206
                                                                                ============        ============

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities                                  $         3,521     $         3,000
   Due to related party - Note 5                                                      47,945              37,574
                                                                                ------------         -----------
                                                                                      51,466              40,574
                                                                                ------------         -----------

                                            STOCKHOLDERS' DEFICIENCY
                                            ------------------------

Capital stock - Note 4
       75,000,000 shares authorized, $0.001 par value
       6,080,000 shares issued and outstanding
         (July 31, 2006:  3,500,000)                                                   6,080               3,500
Additional paid in capital                                                            49,020                   -
Share subscription - Note 4                                                                -               1,600
Deficit accumulated during the development stage                                (     78,136)       (     14,468)
                                                                                ------------       -------------
                                                                                (     23,036)       (      9,368)
                                                                                ------------       -------------
                                                                             $        28,430     $        31,206
                                                                                ============       =============
Nature and Continuance of Operations - Note 1



    The accompanying notes are an integral part of these financial statements

                             VELLA PRODUCTIONS INC.
                          (A Development Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                      Three months       Three months      Nine months    September 30, 2005   September 30, 2005
                                         Ended              Ended             Ended          (inception)          (inception)
                                        April 30,          April 30,         April 30,       to April 30,         to April 30,
                                          2007               2006              2007              2006                 2007
                                          ----               ----              ----              ----                 ----
Expenses
   Accounting and audit fees       $         2,300    $           -   $         6,950   $            -   $           9,950
   General and Administrative               15,036                -            56,718                -              67,722
   Organization costs                            -                -                 -              464                 464
                                    --------------       ----------      ------------      -----------         ------------
Net loss for the period            $  (    17,336)    $           -   $  (     63,668)  $  (       $64)  $   (      78,136)
                                    ==============       ==========      ============      ===========         ============
Basic loss per share               $  (      0.01)    $  (     0.00)  $  (       0.01)  $  (      0.00)
                                    ==============       ==========      ============      ===========
Weighted average number of
shares outstanding                      6,080,000                 -         4,958,388                -
                                    ==============       ==========      ============      ===========










    The accompanying notes are an integral part of these financial statements

                             VELLA PRODUCTIONS INC.
                          (A Development Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                            Nine months        September 30, 2005      September 30, 2005
                                                               Ended               (inception)            (inception)
                                                             April 30,            to April 30,            to April 30,
                                                                2007                  2006                    2007
                                                                ----                  ----                    ----
Operating Activities
   Net loss for the period                              $  (        63,668)  $  (           464)    $  (        78,136)

   Change in non-cash working capital items
     Prepaid expenses                                      (           244)                   -        (           244)
     Accounts payable and accrued liabilities                          521                    -                  3,521
                                                           ----------------     ----------------       ----------------
                                                           (        63,391)     (           464)       (        74,859)
                                                           ----------------     ----------------       ----------------

Investing Activity
   Distributor rights                                      (        25,000)                   -        (        28,000)
                                                           ----------------     ----------------       ----------------
Financing Activities
   Increase (decrease) in due to related party                      10,371                  464                 47,945
   Proceeds from issuance of common stock                           51,600                    -                 55,100
   Common stock subscription                               (         1,600)                   -                      -
                                                           ----------------     ----------------       ----------------
                                                                    60,371                  464                103,045
                                                           ----------------     ----------------       ----------------

Increase in cash during the period                         (        28,020)                   -                    186

Cash, beginning of the period                                       28,206                    -                      -
                                                           ----------------     ----------------       ----------------
Cash, end of the period                                 $              186   $                -     $              186
                                                           ================     ================       ================


Supplementary disclosure of cash flow information:
  Cash paid for:
       Interest                                         $                -   $                -     $                -
                                                           ================     ================       ================
       Income Taxes                                     $                -   $                -     $                -
                                                           ================     ================       ================


    The accompanying notes are an integral part of these financial statements

                             VELLA PRODUCTIONS INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
         for the period September 30, 2005 (Inception) to April 30, 2007
                             (Stated in US Dollars)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                Common Shares                           Common         During the
                                                -------------          Paid in          Shares        Development
                                              Number     Par Value     Capital       Subscription        Stage          Total
                                            ---------    ---------     -------       ------------        -----          -----
  Balance, September 30, 2005 (Inception)           -  $         -  $        -      $           -    $          -   $         -
  Issued for cash:
  Common stock   July, 2006 - at $0.001     3,500,000        3,500           -                  -               -         3,500
  Common stock subscription                         -            -           -              1,600               -         1,600
  Net loss for the period                           -            -           -                  -     (    14,468)   (   14,468)
                                            ---------   ----------   ---------       ------------     ------------  ------------
  Balance, July 31, 2006 (audited)          3,500,000        3,500           -              1,600     (    14,468)   (    9,368)

  Issued for cash:
  Common stock  December, 2006 - at $0.02    2,580,00        2,580      49,020             (1,600)              -        50,000
  Net loss for the period                           -            -           -                  -     (    63,668)   (   63,668)
                                            ---------   ----------   ---------       ------------     ------------  ------------
  Balance, April 30, 2007 (unaudited)       6,080,000  $     6,080  $        -      $           -    $(    78,136)  $(   23,036)
                                            =========   ==========   =========       ============     ============  ============


    The accompanying notes are an integral part of these financial statements

                             VELLA PRODUCTIONS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 April 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization

              The Company was incorporated in the State of Nevada, United States of America on September 30, 2005 and its fiscal year end is July
              31. The Company has obtained a license to market and distribute six tea blends, developed by a private company, in the United States of America and Canada.

              Going concern

              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $51,036, and has  accumulated  deficit  of  $78,136  since  inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements

              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2006 included in the Company's Registration Statement SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

Vella Productions Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
April 30, 2007
(Stated in US Dollars)
(Unaudited) - Page 2
 ----------

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates. The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Development Stage Company
              -------------------------
              The Company complies with Financial Accounting Standard Board Statement ("FAS") No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

              Revenue Recognition
              -------------------
              We recognize revenue when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the commission is fixed or determinable; and collection is reasonably assured. The commission representing 7.5% of the private company's gross sales is recognized as income over the term of the contract with this private company. The amount of the commission is determined based on the quarterly sales reports of the private company. The private company recognizes the sale of its product during the reporting period when the product was shipped to the customer (if the terms are "FOB shipping point), or the product was delivered to the customer's delivery site (if the terms of the sale are "FOB destination") prior to the period end.

              Impairment of Long-lived Assets
              -------------------------------
              Capital assets are reviewed for impairment in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company's subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders' equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the income statement.

Vella Productions Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
April 30, 2007
(Stated in US Dollars)
(Unaudited) - Page 3
 ----------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Net Loss per Share
              ------------------
              Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

              Stock-based Compensation
              ------------------------
              The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

              Income Taxes
              ------------
              The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of the Company's financial instruments consisting of cash, accounts payable and accrued liabilities, agreement payable and due to related party approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Recent Accounting Pronouncements
              --------------------------------
              In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.

Vella Productions Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
April 30, 2007
(Stated in US Dollars)
(Unaudited) - Page 4
 ----------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations. In March 2006, the FASB issued SFAS No. 156,
              "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

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

              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through

Vella Productions Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
April 30, 2007
(Stated in US Dollars)
(Unaudited) - Page 5
 ----------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              comprehensive income. SFAS No.158 is effective for fiscal years ending after December 15, 2006 which for the Company would be
              February 1, 2007.  The  Company   does  not  expect  that the
              implementation of SFAS No.158 will have any material impact on its financial position and results of operations.

              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

              In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Note 3        Distributor rights
              ------------------

              Pursuant  to  a   Distributor   and   Marketing   Agreement   (the
              "Agreement") dated July 10, 2006, the Company acquired from a private company rights for distribution of the proprietary line of six tea blends (the "Products") for distribution in the United States of America and Canada for the following consideration:

              (i) Cash payments:

               -  $3,000 upon signing of the Agreement;
               -  $25,000 on or before November 30, 2006; and
               -  $25,000 on or before February 28, 2007.

              (ii) Marketing Expenditures:
                   The Company must incur minimum marketing expenses of $250,000 over the initial five year term of the Agreement.

Vella Productions Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
April 30, 2007
(Stated in US Dollars)
(Unaudited) - Page 6
 ----------

Note 3        Distributor rights - Cont'd
              ------------------
              The Company will be paid commission on a quarterly basis at the rate of 7.5% of gross sales resulting from the sale of the Products by the private company.

              During the period ended April 30, 2007, the Company did not make all required cash payments. The Company had not been provided with notice of default by the private company to terminate the agreement.

              As at April 30, 2007, the Company paid $28,000 upon signing the Agreement and incurred $15,109 in marketing expenditures.


Note 4        Capital Stock
              -------------
              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the period from September 30, 2006 (inception) to July 31, 2006, the Company issued 3,500,000 shares of common stock to its director for total proceeds of $3,500 and received $1,600 in share subscription funds.

              During the nine months ended April 30, 2007, The Company issued 2,580,000 shares of common stock for cash proceeds of $51,600.

              To April 30, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.


Note 5        Related Party Transactions
              --------------------------

              a) The President of the Company provides management services to the Company. The services are valued at $500 per month. During the period ended April 30, 2007, management services of $4,500 (April 30, 2006 - $Nil) were charged to operations.

              b) For the nine-month period ended April 30, 2007, the Company was charged $1,600 (2006 - $Nil) by a company controlled by the President of the Company for professional fees. The balance due of $1,600 (July 31, 2006 - $Nil) to this company is non-interest bearing unsecured and due on demand.

Vella Productions Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
April 30, 2007
(Stated in US Dollars)
(Unaudited) - Page 7
 ----------


Note 5        Related Party Transactions - Cont'd
              --------------------------
              c) During the period ended July 31, 2006 the President of the Company provided a $35,000 loan to the Company. The $35,000 loan payable is unsecured, bears interest at 6.5% per annum, and consists of $20,000 of principal due on July 24, 2007, and $15,000 of principal due on July 28, 2007, and $603 of accrued interest payable. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.
                  During the nine months ended April 30, 2007, the Company paid $4,500 of the loan principal and $727 of accrued interest.

                  During the nine-month period ended April 30, 2007, the President of the Company provided a $15,000 loan to the Company. The loan is unsecured, bears interest at 6.5% per annum and payable on demand.

              d) During the period ended July 31, 2006, the Company signed the Distributor and Marketing agreement with a private company controlled by a President of the Company. As at April 30, 2007, the Company paid $28,000 according to the Agreement.


Note 6        Subsequent Event
              ----------------
              Subsequent to April 30, 2007, the President of the Company provided a $1,600 loan to the Company. The loan is unsecured, bears interest at 6.5% per annum and payable on demand.

Forward-Looking Statements
--------------------------
This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Item 2. Plan of Operation
-------------------------

For the next twelve months our specific goal will be to fulfill our duties as per the Agreement with Spike Tea.

We have begun marketing the Spike Tea's product in North America through various channels. To date Vella has represented the Spike Tea at the following trade shows:

         -  Natural Products Expo West (March 9-11, 2007), Anaheim, California;

         -  FMI Show (May 6-8, 2007) Chicago, Illinois; and

         -  NRA Show (May 19-21, 2007) Chicago, Illinois.

For the next 12 months we will be working on promotion of the Spike Tea's product at the following trade shows:

         - Natural Products Expo East (September 27-29, 2007) Baltimore, Massachusetts.;

         -  Natural Products Expo West (March 14-16, 2008), Anaheim, California.

We believe it will cost a minimum of $40,000 for execution of the marketing plan over the next 12 months. Marketing is an ongoing matter which will continue during the life of our operations.

As well, we anticipate spending an additional $15,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $55,000.

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

Results of Operations For Period Ending April 30, 2007
------------------------------------------------------
We did not earn any revenues during the nine-month period ending April 30, 2007. During the period ended April 30, 2007, we incurred operating expenses in the amount of $63,668, compared to operating expenses of $464 incurred during the period from September 30, 2005 (inception) to April 30, 2006. These operating expenses were comprised of accounting and audit fees of $6,950 (2006: $Nil), marketing expenditures of $15,109 (2006: $Nil), general and administration costs of $ 41,609 (2006: $Nil), and organization costs of $Nil (2006: $464). The increase in operating expenses during the nine months ended April 30, 2007, compared to the period from September 30, 2005 (inception) to April 30, 2006, was due to the increase in professional fees, marketing expenses and general and administrative costs.

As at April 30, 2007, the Company had cash of $186 prepaid expenses of $244, and liabilities totalling $51,466 for a working capital deficiency of $51,036 compared to the working capital deficiency of $12,368 as at July 31, 2006.

During the nine months ended April 30, 2007, the President of the Company provided a $15,000 loan to the Company. The loan is unsecured, bears interest at 6.5% per annum and payable on demand. Subsequent to Aprl 30, 2007, the President of the Company provided additional $1,600 loan to the Company on the same terms.

On November 02, 2006, the Company's Registration Statement on the Form SB-2 became effective. To date the Company issued 2,580,000 shares of common stock for cash proceeds of $51,600 pursuant to this Registration Statement.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies
----------------------------
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Revenue Recognition
-------------------
We  recognize  revenue  when  all of  the  following  criteria  have  been  met:
persuasive evidence for an arrangement exists; delivery has occurred; the commission is fixed or determinable; and collection is reasonably assured. The commission representing 7.5% of the private company's gross sales is recognized as income over the term of the contract with this private company. The amount of the commission is determined based on the quarterly sales reports of the private company. The private company recognizes the sale of its product during the reporting period when the product was shipped to the customer (if the terms are "FOB shipping point), or the product was delivered to the customer's delivery site (if the terms of the sale are "FOB destination") prior to the period end.


Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2007. This evaluation was conducted by Olga Lenova and Svetlana Kovaleva, our chief executive officer and our principal accounting officer.

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

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------
The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.


Item 2. Changes in Securities
-----------------------------
None.

Item 3. Defaults Upon Senior Securities
---------------------------------------
None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None.

Item 5. Other Information
-------------------------
None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES
----------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Vella Productions Inc.

                                              /s/ Olga Lenova
                                              ---------------------------
                                              Olga Lenova
                                              President, Chief Executive
                                              Officer, and Director
                                              Dated: June 13, 2007



                                              /s/ Svetlana Kovaleva
                                              ---------------------------
                                              Svetlana Kovaleva
                                              Chief Financial Officer, Secretary
                                              Treasurer, principal accounting
                                              officer and Director
                                              Dated: June 13, 2007