Form 10KSB
period 2007-07-31
Vella Productions Inc.
filed 2007-11-13
CIK 1370823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2007

|_| Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to __________

                       Commission file number: 333-137134

                             Vella Productions Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                        71-1021813
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

999 3rd Avenue, Suite 3800, Seattle, WA                      98104
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip code)

         Issuer's telephone number, including area code: (206) 224-3725

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |X| (Not applicable)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|.

      The issuer's Net Loss for its most recent fiscal year was $43,444.

      As of November 9, 2007, the aggregate market value of the issuer's common equity held by non-affiliates was $127,025,000, based on the closing price of $2.50 per share for its common stock based upon the last trade on the OTC Bulletin Board on November 5, 2007. As of November 9, 2007, 74,980,000 shares of the issuer's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

   Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

Cautionary Notice Regarding Forward Looking Statements

      Vella Productions Inc. (referred to herein as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "--Risk Factors" below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Description of Business.

Business Development

      Vella Productions, Inc. (referred to herein as "we" or the "Company") was incorporated in the State of Nevada on September 30, 2005.

      Prior to the Merger Transaction described below, our business operations were limited to an exclusive distribution and marketing agreement with Spike Tea, Inc. with respect to its development of a proprietary line of six blends of tea and caffeine-free hot drinks for distribution to retail and foodservice sectors. We were a start-up stage corporation with limited operations and no revenues from our business operations. For the period ended July 31, 2007 we generated no revenue.

      On October 2, 2007, we consummated a merger pursuant to that agreement and plan of merger dated October 1, 2007 among us, our wholly-owned subsidiary, VLLA Merger Sub, Inc., and each of Guoxi Holding Limited ("GHL") and its stockholders (the "Merger Transaction"). Under the merger agreement, in exchange for surrendering their shares in GHL, the GHL stockholders received pro ratably an aggregate of 68,900,000 newly-issued shares of our common stock and an aggregate sum of $14,334,500, in the form of promissory notes payable on or before the first year anniversary of the merger transaction. GHL is a holding company and owns 100% of Jiangxi XiDa (formerly called Jiangxi Xi Cheong Lacquer, Inc.), its Chinese operating company.

      The Merger Transaction was disclosed by us in our Current Report on Form 8-K previously filed with the Securities and Exchange Commission (the "Commission") on October 3, 2007, which disclosure included the historical financial statements of Jiangxi XiDa for its past two fiscal years ended December 31, 2006 and 2005, the six months ended June 30, 2007, and pro forma financial information giving effect to the merger, as if completed as of January 1, 2007.

      As a result of the Merger Transaction, GHL, as the surviving entity, became a wholly-owned subsidiary of our company, which, in turn, made us the indirect owner of GHL's operating company subsidiary, Jiangxi XiDa. Acting through this operating subsidiary, our efforts will focus on the wood carving business.

      On November 8, 2007, we filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State changing our name from Vella Productions Inc. to Jade Art Group Inc. to reflect our new business operations following the Merger Transaction.

Our Business Operations

      Guoxi Holding Limited ("GHL") is a holding company founded on July 28, 2006 under the laws of the British Virgin Islands. GHL owns all of the issued and outstanding stock and ownership of Jiangxi XiDa, which began in 1973 as a small family-operated hand-made wood carving business and currently provides specialized products and services to consumers in a diverse set of industries in countries throughout the world. The core business of Jiangxi XiDa is the wood carving business and Jiangxi XiDa manufactures wood products, including both traditional hand-carved and machine-carved pieces. Specializing in mantels, panels, furniture, ornamental bands, religious decorations and architectural accents, Jiangxi XiDa has been nationally recognized for its beautifully crafted products. To further develop its wood carving business and compete in the Japanese market, Jiangxi XiDa began cooperating with wood carving companies based in Japan with the intent to develop a world-class comprehensive wood carving production line.

      Jiangxi XiDa is most well-known for its manufacture of small, intricately designed Buddhist Shrines. In general, shrines house a particular relic or cult image, which is the object of worship or veneration. Most commonly, shrines are constructed out of wood and can even be inlaid with precious metals. Our Company's Buddhist Shrines are desktop sized works of art that contain a miniature Buddha figure as its focal point. These Buddha Shrines can be found in temples, homes and offices throughout China and many other East-Asian countries.

      Jiangxi XiDa's main competitors are: (1) Dongyang San Sheng Wood Carving Furniture Co., Ltd, (2) Dongyang Qin Feng Wood Carving Furniture Co., Ltd, (3) Shanghai Jin Chang Wood Carving Furniture Co., Ltd, (4) Shanghai San Chun Song Carving Co., Ltd, and (5) Dongyang Xin Long Wang Da Carving Co., Ltd. Jiangxi XiDa's main suppliers are Anfu Fei Xiang Art Craft Company Limited, Wenzhou Rui An Gold Leaf Art Craft Company Limited, Zixi Guang Mao Art Craft and Carving Company Limited, Dean Rui Xiang Wood Carving Company Limited, and Pingxiang Wang Da Carving Company Limited. Jiangxi XiDa's main customers are Wenzhou Yong Cheng Art Craft Company Limited, Dongguan Da Wei Art Crafts Company Limited, Fujian Xia Men Ji Fu Art Crafts Trading Company Limited, Shanghai Wei An Art Crafts Import and Export Company Limited, and Japan Shari Company Limited.

Employees

      Hui Ping Cheng is a director and the Chief Executive Officer, President and Chief Financial Officer of our Company. There are currently about 520 full-time employees, on a consolidated basis, at our Company, that are responsible for the entire manufacturing process.

Risk Factors

      The following are risks associated with our Company and business operations. If any of these risks were to develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline significantly. Our business activities are subject to various risks and uncertainties, including the following:

Risk Related to the Company Business and Industry

Market Competition Risk

      In the wood carving industry, we face different market dynamics and competition from other countries. Our international expansion plans subject us to risks inherent in doing business internationally. Our long-term business strategy relies on the expansion of our international sales outside China by targeting markets, such as Japan. Risks affecting our intended international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers.

      These risks could harm our international expansion efforts, which could in turn materially and adversely affect our business, operating results and financial condition. We may not be as successful as our competitors in generating revenues in international markets due to the lack of recognition of our products or other factors. Developing product recognition overseas is expensive and time-consuming and our international expansion efforts may be more costly and less profitable than we expect. If we are not successful in our proposed target markets, our anticipated sales could decline, our expected margins could be negatively impacted and we could lose market share, any of which could materially harm our business, results of operations and profitability.

Patents and Proprietary Technology Risk

      We intend to protect our innovations with patents and other applicable intellectual property protection, and to vigorously defend these patents, trademarks and know-how against infringement and unauthorized use. Although we believe that our products and technology do not infringe upon the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against us in the future. There can also be no assurance that any patent now owned by us will afford protection against competitors that develop similar technology.

Our Expanding Operations Risk

      We may not be able to manage our expanding operations effectively. We anticipate significant continued expansion of this business as we address market opportunities and growth in our user and customer base. To manage the potential growth of our operations and personnel, we will need to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Furthermore, our management will need to maintain and expand our relationships with other websites, Internet companies and other third parties. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. There can be no assurance that new management will be able to properly manage the direction of our Company or that any intended change in our business focus will be successful. If our management fails to properly manage and direct our Company, our Company may be forced to scale back or abandon our existing operations, which could cause the value of our shares to decline.

Risks Related to Doing Business in China

      Adverse changes in economic and political policies of government of the People's Republic of China could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

      Because our operations are all located outside of the United States and are subject to Chinese laws, any change of Chinese laws may adversely affect our business and results of operations.

      All of our existing operations are outside the United States and are located in China, which exposes us to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations, exposure to possible expropriation or other Chinese government actions, and unsettled political conditions. These factors may have a material adverse effect on our business, results of operations and financial condition.

      China's economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the People's Republic of China economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The government of the People's Republic of China has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall People's Republic of China economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the People's Republic of China government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

We face risks associated with currency exchange rate fluctuation, any adverse fluctuation may adversely affect our anticipated operating margins.

      Although we are incorporated in the United States, the majority of our current revenues are in Chinese currency. Conducting business in currencies other than US dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the US dollar relative to other currencies impact our revenue, cost of revenues and operating margins and results in foreign currency translation gains and losses. Historically, we have not engaged in exchange rate hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of our own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

The Chinese legal and judicial system may negatively impact foreign investors.

      In 1982, the National Peoples Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

      The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on the Company's business and prospects.

      The practical effect of the Peoples Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the Peoples Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with Peoples Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the Peoples Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards
(1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Economic Reform Issues

      Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

      o     Our Company will be able to capitalize on economic reforms;

      o The Chinese government will continue its pursuit of economic reform policies;

      o     The economic policies, even if pursued, will be successful;

      o Economic policies will not be significantly altered from time to time; and

      o Business operations in China will not become subject to the risk of nationalization.

      Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

      Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

      To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions

Risks Related to the Company

We will continue to incur significant increased costs as a result of operating as a public company, and management will be required to devote substantial time to new compliance requirements.

      As a public company we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

      In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in 2007, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Such testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of
Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the Commission or other applicable regulatory authorities.

Risks Related to the Common Stock

There is a limited public market for the common stock.

      There is currently a limited public market for our common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased, may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, our market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

The common stock may be deemed penny stock with a limited trading market.

      Our common stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules" investors will find it more difficult to dispose of our securities.

      Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations; (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We have not and do not anticipate paying any dividends on our common stock; because of this our securities could face devaluation in the market.

      We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. Lack of a dividend can further affect the market value of our common stock, and could significantly affect the value of any investment in us.

Item 2.  Description of Property.

      The assets of our Company and our subsidiaries on a consolidated, post-merger basis include cash and cash equivalents, accounts receivable from customers, notes receivables, inventories, trade deposits, and prepaid expenses. The headquarters of our operating subsidiary, GHL, are located in China at # 35 Baita Zhong Road, Yujiang County, Jiangxi Province, P.R. China, 335200. As a result of the Merger Transaction, we intend to relocate our corporate office to the above address.

Item 3.  Legal Proceedings.

      There are no material litigation proceedings currently pending.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to the vote or consent of the holders of our outstanding shares of our common stock during the fourth quarter ended July 31, 2007.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      Market Information.

      Our common stock, $.001 par value, is traded on the OTC Bulletin Board under the symbol VLLA. As of November 9, 2007, the market price for our common stock was $2.50 per share. This quotation is based upon inter-dealer prices, without retail mark-up, mark-down or commission and may not represent an actual transaction. There is currently minimal trading volume. There were no trades of our securities on the OTC Bulletin Board prior to October 2007.

      Holders of Securities.

      As of November 9, 2007, there were approximately 51 holders of record of our common stock.

      Our common stock is covered by a Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our common stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

      No equity securities of our Company were purchased by us or any "affiliated purchaser" of ours during fiscal years ended July 31, 2006 and July 31, 2007.

      Dividends.

      We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on its common stock and we do not believe that there are any that are likely to do so in the future.

      Securities Authorized for Issuance Under Equity Compensation Plans.

      We granted no options during our fiscal year ended July 31, 2007. As of July 31, 2007, we had no equity compensation arrangements or plans either approved or not approved by our stockholders.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

Results of Operations

The fiscal year ended July 31, 2007 compared to the period from September 30, 2005 (inception) to July 31, 2006

      We did not earn any revenues during the twelve-month period ending July 31, 2007. During the period ended July 31, 2007, we incurred operating expenses in the amount of $70,057, compared to operating expenses of $14,468 incurred during the period from September 30, 2005 (inception) to July 31, 2006. These operating expenses were comprised of accounting and audit fees of $9,950 (2006:
$3,000), general and administration costs of $ 60,107 (2006: $11,004). The increase in operating expenses during the twelve months ended July 31, 2007, compared to the period from September 30, 2005 (inception) to July 31, 2006, was due to the increase in professional fees, and general and administrative costs.

      As at July 31, 2007, the Company had cash of $265 prepaid expenses of $244, and liabilities totaling $3,321 for a working capital deficiency of $2,812 compared to the working capital deficiency of $9,368 as at July 31, 2006.

Plan of Operations

      As a result of the closing of the Merger Transaction in October 2007, we became a holding company and, accordingly, have no significant business operations or assets other than our interests in our three operating subsidiaries of our consolidated accounting predecessor company. Our operating subsidiaries' short to mid-term strategic plans are to focus on market expansion in the Chinese domestic market. The long-term strategic goal for our operating subsidiaries is to focus on market expansion in the international market.

Liquidity; Capital Resources

      During the twelve months ended July 31, 2007, our then President, Olga Lenova, provided loans to our Company in the amounts of (i) $15,000 and (ii) $1,600. These loans were unsecured, accrued interest at 6.5% per annum and were payable on demand. During the period from September 30, 2005 (inception) to July 31, 2006, Ms. Lenova provided a $35,000 loan to our Company. The $35,000 loan payable was unsecured, accrued interest at 6.5% per annum, and provided for $20,000 of principal to be paid on July 24, 2007 and $15,000 of principal to be paid on July 28, 2007, with $2,529 of accrued interest payable over the term of the loan. During the year ended July 31, 2007, we paid $4,500 of the loan principal and $727 of accrued interest.

      On November 02, 2006, our initial Registration Statement on Form SB-2 became effective. To date we have issued 2,580,000 shares of common stock under this registration statement for aggregate net cash proceeds of $51,600 to our working capital.

      We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

      We may issue additional shares of capital stock to raise additional cash for working capital in the next twelve months. If we issue additional shares of capital stock, our stockholders will experience dilution in their respective percentage ownership in our Company. We have not decided on the amount of the cash needed for working capital at this point. Working capital will be used for expanding domestic market by establishing more production lines and purchasing new equipments.

Off-Balance Sheet Arrangements

      We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to any investor in our securities.

Item 7.  Financial Statements.

      The following financial information required by this item is set forth elsewhere in this Annual Report, beginning on page F-1:

                                                                        Page No.

      Report of Independent Registered Public Accounting Firm.......... F-2

      Balance Sheets at July 31, 2007 and 2006......................... F-3

      Statements of Operations for year ended July 31, 2007
      and for the periods from September 30, 2005 (Inception)
      to July 31, 2006 and July 31, 2007............................... F-4

      Statements of Cash Flows for year ended July 31, 2007
      and for the periods from September 30, 2005 (Inception)
      to July 31, 2006 and July 31, 2007............................... F-5

      Statements of Changes in Stockholders' Equity for
      the period from September 30, 2005 (Inception)
      through July 31, 2007............................................ F-6

      Notes to Financial Statements.................................... F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not Applicable.

Item 8A. Controls and Procedures.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2007, the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

      On October 2, 2007, we consummated a merger pursuant to that agreement and plan of merger dated October 1, 2007 among us, our wholly-owned subsidiary, VLLA Merger Sub, Inc., and each of GHL and its stockholders. Under the Merger Agreement, in exchange for surrendering their shares in GHL, the GHL stockholders received pro ratably an aggregate of 68,900,000 newly-issued shares of our common stock and an aggregate sum of $14,334,500, in the form of promissory notes payable on or before the first year anniversary of the merger transaction. Following its merger with VLLA Merger Sub, Inc, GHL as the surviving entity became a wholly-owned subsidiary of ours and, in turn, we became the indirect owner of the operating company subsidiary of GHL, Jiangxi XiDa.

      We disclosed the above merger transaction in our Current Report on Form 8-K previously filed with the Commission on October 3, 2007, which disclosure included the historical financial statements of Jiangxi XiDa, for its past two fiscal years ended December 31, 2006 and 2005, the six months ended June 30, 2007, and pro forma financial information reflecting the merger, as if completed as of January 1, 2007.

      On November 8, 2007, we filed with the State of Nevada Amended and Restated Articles of Incorporation to provide for an increase in authorized shares of common stock from 75,000,000 to 500,000,000 and to change our corporate name to "Jade Art Group Inc." and our fiscal year end from July 31st to December 31st. We disclosed the foregoing changes in our Current Reports on Form 8-K and Form 8-K/A filed with the Commission on November 7, 2007 and November 9, 2007, respectively.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth information at November 9, 2007 with respect to our current directors, executive officers and significant employees:

           Name                      Age          Position
           ----                      ---          --------

           Hui Ping Cheng            43           Chief Executive Officer,
                                                  President, Chief Financial
                                                  Officer and sole Director

           Hua-Cai Song              44           President and sole Director of
                                                  Guoxi Holding Limited

      The business experience of each or our directors, named executive officers and significant employees is set forth below:

Hui Ping Cheng, Chief Executive Officer, President, Chief Financial Officer and Director

      Ms. Cheng became our Chief Executive Officer, President and Chief Financial Officer on August 22, 2007. She has also served as our sole director since August 22, 2007. From September 1998 until April 2007, Ms. Cheng was employed as a senior accountant and accounting department director by Shenzhen Yi Zhi Pharmaceutical Company Limited, where she managed and oversaw the company's accounting department. From April 2007 until now, she has been employed as the director and President of Max Time Enterprise Limited.

Hua-Cai Song, President and Director of subsidiary, Guoxi Holding Limited.

      Hua-Cai Song has over 20 years of experience in international trade and the wood carving industry, including the production, manufacture and marketing of wood carving products. Since January 1980, Hua-Cai Song was deputy manager of Guoxi Holding Limited ("GHL"), in charge of development, sales and marketing of those wood carving products manufactured by its operating subsidiary, Jiangxi XiDa. GHL was acquired by our Company under that merger transaction consummated on October 2, 2007 (the "Merger Transaction"), which Merger Transaction was previously reported by our Company on its Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2007. During his years working with Jiangxi XiDa, Hua-Cai Song successfully expanded the market and distribution system for Buddha Shrines in Japan.

Section 16(a) Beneficial Ownership Reporting Compliance

      Our common stock is not currently registered under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and accordingly our directors, officers and holders of 10% or more of our common stock are not required to file statements of beneficial ownership with regards to their ownership of our equity securities under Section 16 of the Exchange Act. The reports and certain other information under the Exchange Act filed by us with the Commission during our fiscal years ended July 31, 2006 and 2007 were filed pursuant to the rules under
Section 15(d) of the Exchange Act.

Code of Ethics

      We have not adopted a Code of Ethics with respect to our officers because we have not been an operating company. However, with the completion of the Merger Transaction in October 2007, we intend to adopt a Code of Ethics in the reasonably foreseeable future.

Committees

      We do not currently have either an Audit Committee, Nominating Committee or Compensation Committee. Our board of directors believes that our having no committees during our 2007 fiscal year was appropriate by reason of (i) the nominal operations and nominal assets associated with our prior status as a "shell company" and (ii) the lack of any requirements for such committees under the regulations of the OTC Bulletin Board on which our common stock is currently traded. However, with the completion of the Merger Transaction in October 2007, it is our intention to create an Audit Committee, together with such other committees as our board deems advisable, in the reasonably foreseeable future.

Change in Control Arrangements

      There are currently no arrangements that would result in a change in control of our Company.

Item 10. Executive Compensation.

      The following table shows the compensation of our executive officers for the fiscal years ended July 31, 2007 and July 31, 2006:

                           Summary Compensation Table

                                                                       Long-Term Compensation
                                                                       ----------------------
                                         Annual Compensation                   Awards
                                    ---------------------------------------------------------
            Name and                                                    Securities Underlying         All Other
       Principal Position                Year           Salary ($)           Options (#)             Compensation
-----------------------------------------------------------------------------------------------------------------
Olga Lenova,                           09-30-05         $1,000 (2)              None                     None
                                    (inception) to
  President, Chief  Executive          07-31-07
  Officer and  Director (1)

Svetlana Kovaleva,                     09-30-05         None                    None                     None
                                    (inception) to
  Secretary, Chief  Financial          07-31-07
  Officer,  Treasurer and
  Director (3)

----------
(1)   Resigned as an officer and director of the Company on August 22, 2007
(2)   Represent aggregate management fees paid
(3)   Resigned as an officer and director of the Company on August 22, 2007

Option Grants in the Last Fiscal Year.

      As shown in the below table, during fiscal year ended July 31, 2007, we have not granted stock options to our named executive officers, as follows:

                    Option Grants in Last Fiscal Year (2006)

                                                                        % of Total
                                                      No. of             Options
                                                    Securities          Granted to
                                                    Underlying          Employees
                                                      Options           in Fiscal         Exercise         Expiration
Name                               Year             Granted (1)            Year            Price              Date
-----------------              -----------          -----------         -----------       --------         ----------
Olga Lenova                      09-30-05              None                None             None              None
                                (inception)
                                    to
                                 07-31-06

Svetlana Kovaleva                09-30-05              None                None             None              None
                                (inception)
                                    to
                                 07-31-06

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      During our fiscal year ended July 31, 2007, none of our named executive officers or directors exercised any options to purchase shares of Common Stock. The following table sets forth, for each of our named executive officers and directors, the number and value of vested and unvested options held as of July 31, 2007 and the value of any in-the-money stock options, vested and unvested, as of such date.

                                      No. of Securities                 Value of Unexercised In-The-Money Options
Name                              Underlying Options Granted                       at July 31, 2007 (1)
-----------------             ------------------------------            -----------------------------------------

                              Exercisable          Unexercisable          Exercisable             Unexercisable
                              -----------          -------------          -----------             -------------

Olga Lenova                       None                 None                  None                     None


Svetlana Kovaleva                 None                 None                  None                     None

Director Compensation.

      Directors of our Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      As of November 9, 2007, we had 74,980,000 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of that date by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

        Name and Address              Amount and Nature of            Percent of
    of Beneficial Owner (1)         Beneficial Ownership (2)     Outstanding Shares (3)
--------------------------------    ------------------------     ----------------------
Hua-Cai Song                               20,670,000                   27.6 %

Fu-Lan Chen                                 9,094,800                   12.1 %

Mei-Ling Chen                               5,512,000                    7.4 %

Max Time Enterprise Limited (4)             3,500,000                    4.7 %

Shenzhen Hua Yin Guaranty &
Investment Co., Ltd                         4,340,700                    5.8 %

All Officers & Directors as
a Group (2 persons) (4)                    24,170,000                   32.2 %

----------
      (*) Less than 1%

      (1) Unless otherwise indicated, the address of each beneficial owner reported above is c/o Vella Productions Inc., 999 3rd Avenue, Suite 3800 Seattle, WA 98104.

      (2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from November 9, 2007. Each beneficial owner's percentage is determined by assuming that options that are held by such person (but not any other person), and which are exercisable within 60 days from November 9, 2007, have been exercised.

      (3) Based on 74,980,000 shares of our common stock outstanding.

      (4) Hui Ping Cheng is the sole owner, director and officer of Max Time Enterprise Limited and, by reason of her control position at Max Time Enterprise Limited, may be deemed to be an indirect beneficial owner of those shares of our common stock held by Max Time Enterprise Limited. Ms. Cheng has served as our Chief Executive Officer, President, Chief Financial Officer and a director since August 22, 2007.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Relationships and Related Transactions.

      Olga Lenova, President of our Company prior to August 22, 2007, provided management services to us valued at $500 per month. During the year ended July 31, 2007, management services of $6,000 were charged to operations.

      For the year ended July 31, 2007, we were charged $2,400 (2006 - $Nil) by a company controlled by Olga Lenova, our then President, for professional fees. As at July 31, 2007, the balance of $2,400 was due to that company.

      During the period ended July 31, 2006, the then President of our Company, Olga Lenova, provided a $35,000 loan to the Company. The $35,000 loan payable was unsecured, accrued interest at 6.5% per annum and provided for $20,000 of principal to be paid on July 24, 2007 and $15,000 of principal to be paid on July 28, 2007, with $2,529 of accrued interest payable during the term of the loan. During the year ended July 31, 2007, we paid $4,500 of the loan principal and $727 of accrued interest.

      During the year ended July 31, 2007, Ms. Lenova also provided loans to our Company of (i) $15,000 and (ii) $1,600. These loans were unsecured, accrued interest at 6.5% per annum and were payable on demand.

      During the period ended July 31, 2006, we executed a Distributor and Marketing Agreement with a private company controlled by our then President, Olga Lenova. As at July 31, 2007, we had paid $28,000 according to the Agreement. At July 31, 2007, by mutual agreement between us and Ms. Lenova, our then President, and companies controlled by her, the Distribution and Marketing Agreement was terminated and all outstanding amounts due to each party were settled in full.

      On August 22, 2007, Max Time Enterprise Limited purchased from Ms. Lenova, the former president of our Company, 3,500,000 shares of our Company's outstanding shares of common stock for $150,000. Giving effect to the purchase of such shares, Hui Ping Cheng, as sole owner, director and president of Max Time Enterprise Limited, became an indirect owner of the 3,500,000 shares of our common stock held by Max Time Enterprise Limited. Ms. Cheng was appointed as Chief Executive Officer, President, Chief Financial Officer of our Company on August 22, 2007. She also has served as a director of our Company since August 22, 2007.

      Except for the collective transactions described above, we have not entered into any other transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons, wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

Director Independence.

      The OTC Bulletin Board, on which our common stock is currently traded, does not maintain director independence standards.

Item 13. Exhibits.

      Documents filed as part of this Annual Report:

      Exhibit Nos.   Description of Exhibit
      ------------   ----------------------

      2.1 Agreement and Plan of Merger, dated October 1, 2007, by and between the Company, VLLA Merger Sub, Inc., Guoxi Holding Limited and the shareholders of Guoxi Holding Limited. (incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K, filed October 3, 2007).

      3.1 Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2, filed September 6, 2006).

      3.1.1 Amended and Revised Articles of Incorporation (incorporated herein by reference to Exhibit 3.1.1 to the Company's Amended Current Report on Form 8-K/A, filed November 9, 2007).

      3.2 By-Laws (incorporated herein by reference to Exhibit 3.2 of the Company's registration statement on Form SB-2, filed September 6, 2006).

      31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

      31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

      For fiscal years ended July 31, 2007 and 2006, the aggregate fees billed by Moore & Associates, Chartered, our principal independent accounting firm, for professional services were as follows:

                                                Fiscal Year Ended
                                                -----------------
                                      July 31, 2007           July 31, 2006
                                      -------------           -------------
            Audit Fees (1)                $7,500                  $4,500
            Audit-Related Fees (2)            --                      --
            Tax Fees (3)                      --                      --
            All Other Fees                    --                      --

----------

(1) Fees for audit services include fees associated with the annual audit and the review of the Company's quarterly reports on Form 10-QSB. Also includes fees associated with Securities and Exchange Commission registration statements, comfort letters and consents.

(2)   Audit-Related services consist primarily of accounting consultations.

(3) Tax services consist primarily of the preparation of Company federal income tax returns.

      As of July 31, 2007, we did not have a formal documented pre-approval policy for the fees of our principal accounting firm.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VELLA PRODUCTION INC.


Date: November 9, 2007              By:  /s/ Hui Ping Cheng
                                         ---------------------------------------
                                         Hui Ping Cheng, Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                       Date
---------                                                       ----


/s/ Hui Ping Cheng                                              November 9, 2007
------------------------------------------------------
Hui Ping Cheng,
Chief Executive Officer (principal executive officer),
Chief Financial Officer (principal financial and
accounting officer) and Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.

      Report of Independent Registered Public Accounting Firm.......... F-2

      Balance Sheets at July 31, 2007 and 2006......................... F-3

      Statements of Operations for year ended July 31, 2007 and for the periods from September 30, 2005 (Inception)
      to July 31, 2006 and July 31, 2007............................... F-4

      Statements of Cash Flows for year ended July 31, 2007 and for the periods from September 30, 2005 (Inception)
      to July 31, 2006 and July 31, 2007............................... F-5

      Statements of Changes in Stockholders' Equity for
      the period from September 30, 2005 (Inception)
      through July 31, 2007............................................ F-6

      Notes to Financial Statements.................................... F-7

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vella Productions Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Vella Productions Inc. (A Development Stage Company) as of July 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for July 31, 2007 and July 31, 2006, and from inception September 30, 2005 through July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vella Productions Inc. (A Development Stage Company) as of July 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for July 31, 2007 and July 31, 2006, and from inception September 30, 2005 through July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency of $2,812, and has accumulated deficit of $57,912 since inception which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates Chartered

Moore & Associates Chartered
Las Vegas, Nevada
October 24, 2007

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501

                             VELLA PRODUCTIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                             July 31, 2007 and 2006
                             (Stated in US Dollars)

                                                           2007         2006
                                     ASSETS

Current
   Cash and cash equivalents                             $    265     $ 28,206
   Prepaid expenses                                           244           --
                                                         --------     --------
                                                              509       28,206
Distributor rights - Note 3                                    --        3,000
                                                         --------     --------
                                                         $    509     $ 31,206
                                                         ========     ========

                                   LIABILITIES

Current
   Accounts payable and accrued liabilities              $  3,321     $  3,000
   Due to related party - Note 5                               --       37,574
                                                         --------     --------
                                                            3,321       40,574
                                                         --------     --------

                            STOCKHOLDERS' DEFICIENCY

Capital stock - Note 4
   75,000,000 shares authorized, $0.001 par value
   6,080,000 shares issued and outstanding
     (July 31, 2006: 3,500,000)                             6,080        3,500
Additional paid in capital                                 49,020           --
Share subscription - Note 4                                    --        1,600
Deficit accumulated during the development stage          (57,912)     (14,468)
                                                         --------     --------
                                                           (2,812)      (9,368)
                                                         --------     --------
                                                         $    509     $ 31,206
                                                         ========     ========

Nature and Continuance of Operations - Note 1

    The accompanying notes are an integral part of these financial statements

                             VELLA PRODUCTIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)

                                                                   September 30,     September 30,
                                                     Year              2005              2005
                                                    Ended           (inception)       (inception)
                                                   July 31,         to July 31,       to July 31,
                                                     2007              2006              2007
                                                 -------------     -------------     -------------
Expenses
   Accounting and audit fees                     $       9,950     $       3,000     $      12,950
   General and Administrative                           60,107            11,004            71,111
   Organization costs                                       --               464               464
                                                 -------------     -------------     -------------
Net loss before other item                             (70,057)          (14,468)          (84,525)

Other item
   Gain on write off of related party amounts           26,613                --            26,613
                                                 -------------     -------------     -------------
Net loss for the period                          $     (43,444)    $     (14,468)    $     (57,912)
                                                 =============     =============     =============

Basic loss per share                             $       (0.01)    $       (0.11)
                                                 =============     =============

Weighted average number of shares outstanding        5,241,096           138,158
                                                 =============     =============

    The accompanying notes are an integral part of these financial statements

                             VELLA PRODUCTIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                             (Stated in US Dollars)

                                                                        September 30,     September 30,
                                                          Year              2005              2005
                                                         Ended           (inception)       (inception)
                                                        July 31,         to July 31,       to July 31,
                                                          2007              2006              2007
                                                      -------------     -------------     -------------
Operating Activities
   Net loss for the period                            $     (43,444)    $     (14,468)    $     (57,912)

   Change in non-cash working capital items
     Prepaid expenses                                          (244)               --              (244)
     Accounts payable and accrued liabilities                 1,921             3,000             4,921
     Gain on write off of related party amounts             (26,613)               --           (26,613)
                                                      -------------     -------------     -------------
                                                            (68,380)          (11,468)          (79,848)
                                                      -------------     -------------     -------------

Investing Activity
   Distributor rights                                       (25,000)               --           (28,000)
                                                      -------------     -------------     -------------

Financing Activities
   Increase (decrease) in due to related party               15,439            37,574            53,013
   Proceeds from issuance of common stock                    51,600             3,500            55,100
   Common stock subscription                                 (1,600)            1,600                --
                                                      -------------     -------------     -------------
                                                             65,439            42,674           108,113
                                                      -------------     -------------     -------------

Increase in cash during the period                          (27,941)           31,206               265

Cash, beginning of the period                                28,206                --                --
                                                      -------------     -------------     -------------
Cash, end of the period                               $         265     $      31,206     $         265
                                                      =============     =============     =============

Supplementary disclosure of cash flow information:
  Cash paid for:
       Interest                                       $          --     $          --     $          --
                                                      =============     =============     =============
       Income Taxes                                   $          --     $          --     $          --
                                                      =============     =============     =============

    The accompanying notes are an integral part of these financial statements

                             VELLA PRODUCTIONS INC.
                          (A Development Stage Company)
                     STATEMENTS OF STOCKHOLDERS' EQUITY for
           the period September 30, 2005 (Inception) to July 31, 2007
                             (Stated in US Dollars)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                  Common Shares                           Common         During the
                                                  -------------           Paid in         Shares        Development
                                              Number      Par Value       Capital      Subscription        Stage          Total
                                             ---------   ------------   ------------   ------------    ------------    ------------

Balance, September 30, 2005 (Inception)             --   $         --   $         --   $         --    $         --    $         --
Issued for cash:
Common stock July, 2006 - at $0.001          3,500,000          3,500             --             --              --           3,500
Common stock subscription                           --             --             --          1,600              --           1,600
Net loss for the period                             --             --             --             --         (14,468)        (14,468)
                                             ---------   ------------   ------------   ------------    ------------    ------------
Balance, July 31, 2006                       3,500,000          3,500             --          1,600         (14,468)         (9,368)

Issued for cash:
Common stock December, 2006 - at $0.02        2,580,00          2,580         49,020         (1,600)             --          50,000
Net loss for the year                               --             --             --             --         (43,444)        (43,444)
                                             ---------   ------------   ------------   ------------    ------------    ------------
Balance, July 31, 2007                       6,080,000   $      6,080   $         --   $         --    $    (57,912)   $     (2,812)
                                             =========   ============   ============   ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                             VELLA PRODUCTIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2007
                             (Stated in US Dollars)

Note 1        Nature and Continuance of Operations

              The Company was incorporated in the State of Nevada, United States of America on September 30, 2005 and its fiscal year end is July
              31. The Company has obtained a license to market and distribute six tea blends, developed by a private company, in the United States of America and Canada.

              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $2,812, and has accumulated deficit of $57,912 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Vella Productions Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
(Stated in US Dollars) - Page 2


Note 2        Summary of Significant Accounting Policies - (cont'd)

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

Vella Productions Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
(Stated in US Dollars) - Page 3


Note 2        Summary of Significant Accounting Policies - (cont'd)

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

              In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities

Vella Productions Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
(Stated in US Dollars) - Page 4


Note 2        Summary of Significant Accounting Policies - (cont'd)

              Recent Accounting Pronouncements - (cont'd)

              with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

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

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

              In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the

Vella Productions Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
(Stated in US Dollars) - Page 5


Note 2        Summary of Significant Accounting Policies - (cont'd)

              Recent Accounting Pronouncements - (cont'd)

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

              As at July 31, 2007, the Company paid $28,000 upon signing the Agreement and incurred $15,109 in marketing expenditures.

              The Company did not make all required cash payments and was provided with notice of default by the private company to terminate the agreement. As a result, the Company wrote off distributor rights of $28,000 (See Note 5).

Vella Productions Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
(Stated in US Dollars) - Page 6


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

              During the year ended July 31, 2007, The Company issued 2,580,000 shares of common stock for cash proceeds of $51,600.

              To July 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 5        Related Party Transactions

              a) The President of the Company provides management services to the Company. The services are valued at $500 per month. During the year ended July 31, 2007, management services of $6,000 (April 30, 2006 - $Nil) were charged to operations.

              b) For the year ended July 31, 2007, the Company was charged $2,400 (2006 - $Nil) by a company controlled by the President of the Company for professional fees. As at July 31, 2007, the balance of $2,400 (July 31, 2006 - $Nil) was due to this company. The amount was non-interest bearing unsecured and due on demand.

              c) During the period ended July 31, 2006 the President of the Company provided a $35,000 loan to the Company. The $35,000 loan payable was unsecured, bore interest at 6.5% per annum, and consisted of $20,000 of principal due on July 24, 2007, and $15,000 of principal due on July 28, 2007, and $2,529 of accrued interest payable. During the year ended July 31, 2007, the Company paid $4,500 of the loan principal and $727 of accrued interest.

                  During the year ended July 31, 2007, the President of the Company provided a $15,000 loan to the Company. The loan was unsecured, bore interest at 6.5% per annum and was payable on demand.

              d) During the period ended July 31, 2006, the Company signed the Distributor and Marketing agreement with a private company controlled by a President of the Company. As at July 31, 2007, the Company paid $28,000 according to the Agreement.

              At July 31, 2007, by mutual agreement between the Company, its President and companies controlled by the President of the Company, all amounts due to each party were settled resulting in gain of $26,613 recorded by the Company.

Vella Productions Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
(Stated in US Dollars) - Page 7


Note 6        Income Taxes

              The significant components of the Company's deferred tax assets are as follows:

                                                                      2007        2006
                                                                    -------     -------
              Deferred Tax Assets
                Non-capital loss carryforward                       $ 8,680     $ 2,170
                Less: valuation allowance for deferred tax asset     (8,680)     (2,170)
                                                                    -------     -------
                                                                    $    --     $    --
                                                                    =======     =======

              There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $57,912 at July 31, 2007 which may be available to reduce future year's taxable income.

              These carryforwards will expire, if not utilized, commencing in 2026. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Note 7        Subsequent Events

              On October 1, 2007, Vella Productions Inc. (the "Registrant") entered into an agreement and plan of merger with its wholly-owned subsidiary, VLLA Merger Sub, Inc., and each of Guoxi Holding Limited ("GHL"), Hua-Cai Song, Fu-Lan Chen, Mei-Ling Chen, Chen-Qing Luo, Mei-Qing Zhang, Song-Mao Cai, Shenzhen Hua Yin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Sure Believe Enterprises Limited, Think Big Trading Limited, Huge Step Enterprises Limited and Billion Hero Investments Limited (the "Merger Agreement").

              Pursuant to the Merger Agreement, GHL merged with VLLA Merger Sub, Inc, with GHL as the surviving entity. As a result of the Merger Transaction, GHL became a wholly-owned subsidiary of the Registrant, which, in turn, made the Registrant the indirect owner of the operating company subsidiary of GHL, Jiangxi XiDa (formerly known as Jiangxi Xi Cheong Lacquer, Inc.). Under the Merger Agreement, in exchange of surrendering their shares in GHL, the GHL Shareholders received an aggregate of (i) 68,900,000 newly-issued shares of the Registrant's common stock, par value $.001 per share (the "Common Stock") and (ii) $14,334,500, in the form of promissory notes payable on or before the first year anniversary of the Merger Transaction. Consideration shall be distributed pro ratably among the GHL Shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction.