Form 10QSB
period 2007-10-31
Jade Art Group Inc.
filed 2007-12-20
CIK 1370823

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2007

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 333-137134

                               JADE ART GROUP INC.
           (Exact name of small business as specified in its charter)

           Nevada                                        71-1021813
           ------                                        ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                             #35, Baita Zhong Road,
             Yujiang County, Jiangxi Province, P.R. of China 335200
             ------------------------------------------------------
                    (Address of principal executive offices)

                               011-86-701-5881082
                               ------------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 74,980,000 shares of Common Stock, $.001 per share, as of [December 6, 2007.]

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                              JADE ART GROUP, INC.
                        FORMERLY VELLA PRODUCTIONS, INC.
                             CONDENSED BALANCE SHEET
                                OCTOBER 31, 2007
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $     49,599
Accounts receivable                                                   1,579,905
Other receivables, related party                                      2,548,993
Prepaid expenses                                                         28,992
Inventory                                                             1,445,130
                                                                   ------------
Total current assets                                                  5,652,619

PROPERTY AND EQUIPMENT, Net                                             218,065
                                                                   ------------

TOTAL ASSETS                                                       $  5,870,684
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                              $    845,147
Advances from customers                                                   8,666
Dividends payable                                                    14,334,500
Taxes payable                                                           453,731
                                                                   ------------
Total current liabilities                                            15,642,044
                                                                   ------------

TOTAL LIABILITIES                                                    15,642,044

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001; 75,000,000 shares authorized;
  74,980,000 shares issued outstanding                                   74,980
Paid in capital                                                         709,172
Accumulated deficit                                                 (10,630,461)
Accumulated other comprehensive income                                   74,949
                                                                   ------------
Total stockholders' deficit                                          (9,771,360)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  5,870,684
                                                                   ============

              The accompanying notes are in integral part of these
                         condensed financial statements.

                              JADE ART GROUP, INC.
                        FORMERLY VELLA PRODUCTIONS, INC.
        CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006
                                   (UNAUDITED)

                                                       2007             2006
                                                    -----------     -----------
REVENUES:
Sales                                               $ 7,164,017     $ 6,273,353

COST OF SALES:
Cost of sales                                         3,838,257       3,484,431
                                                    -----------     -----------
Total cost of sales                                   3,838,257       3,484,431
                                                    -----------     -----------

GROSS PROFIT                                          3,325,760       2,788,922

GENERAL AND ADMINISTRATIVE EXPENSES                    (231,534)       (115,166)
                                                    -----------     -----------

INCOME FROM OPERATIONS                                3,094,226       2,673,756
                                                    -----------     -----------

OTHER INCOME (EXPENSE):
Interest (expense)                                         (319)        (11,623)
Non-operating income (expense)                           (3,711)          9,765
                                                    -----------     -----------
Total other income (expense), net                        (4,030)        ((1,858)
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES                            3,090,196       2,671,898

INCOME TAX EXPENSE                                    1,535,697         423,844
                                                    -----------     -----------

NET INCOME                                          $ 1,554,499     $ 2,248,054
                                                    ===========     ===========

OTHER COMPREHENSIVE INCOME

  FOREIGN CURRENCY
    TRANSLATION ADJUSTMENT                               28,662          28,571
                                                    -----------     -----------

NET COMPREHENSIVE INCOME                            $ 1,583,161     $ 2,276,625
                                                    ===========     ===========

              The accompanying notes are in integral part of these
                         condensed financial statements.

                              JADE ART GROUP, INC.
                        FORMERLY VELLA PRODUCTIONS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD OF JULY 31, 2007 THROUGH OCTOBER 31, 2007
                                   (UNAUDITED)

                                                                                                          Other
                                             Common Stock              Additional       Retained      Comprehensive
                                         Shares         Amount      Paid-in Capital     Earnings          Income           Total
Balance, July 31, 2007                 68,900,000    $     68,900    $    715,252     $  2,149,540     $     74,949    $  3,008,641

Issuance of dividends in the
form of notes payable for
acquisition of subsidiary                      --              --              --      (14,334,500)              --     (14,334,500)

Recapitalization                        6,080,000           6,080          (6,080)              --               --              --

Net income for the three months
ended October 31, 2007                         --              --              --        1,554,499               --       1,554,499
                                     ------------    ------------    ------------     ------------     ------------    ------------

Balance, October 31, 2007              74,980,000    $     74,980    $    709,172     $(10,630,461)    $     74,949    $ (9,771,360)
                                     ============    ============    ============     ============     ============    ============

              The accompanying notes are in integral part of these
                         condensed financial statements.

                              JADE ART GROUP, INC.
                        FORMERLY VELLA PRODUCTIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006
                                   (UNAUDITED)

                                                        2007            2006
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 1,554,499     $ 2,248,054
Adjustments to reconcile net (loss) to net
  cash provided (used) by operating activities:
    Depreciation                                         21,910          18,819
Changes in operating assets and liabilities:
    Accounts receivables                              2,060,305        (972,797)
    Other receivables, related party                 (2,368,200)     (1,561,318)
    Prepaid expenses                                    (28,754)             --
    Inventories                                         (12,105)        (50,153)
    Accounts payable and accrued expenses              (980,660)        414,748
    Advances from customers                              (1,971)         17,003
    Taxes payable                                       (52,199)        136,428
                                                    -----------     -----------
Net cash provided by operating activities               192,825         250,784
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                     (--)           (668)
                                                    -----------     -----------
Net cash (used by) investing activities                     (--)           (668)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings, net                         (250,253)         (9,840)
                                                    -----------     -----------
Net cash (used by) financing activities                (250,253)         (9,840)
                                                    -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                  1,018           5,362
                                                    -----------     -----------

NET INCREASE IN CASH
    AND CASH EQUIVALENTS                            $   (56,410)    $   245,638

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                 106,009         294,288
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                   $    49,599     $   539,926
                                                    ===========     ===========

              The accompanying notes are in integral part of these
                         condensed financial statements.

                              JADE ART GROUP, INC.
                        FORMERLY VELLA PRODUCTIONS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006
                                   (UNAUDITED)

                                                           2007          2006
                                                        ----------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:

  Interest                                              $      319    $   11,623
  Taxes                                                 $1,581,904    $  283,884

              The accompanying notes are in integral part of these
                         condensed financial statements.

                              JADE ART GROUP, INC.
                        FORMERLY VELLA PRODUCTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2007
                                   (UNAUDITED)

NOTE 1 - NATURE OF ORGANIZATION

         The financial statements presented are those of Jade Art Group, Inc. (formerly Vella Productions, Inc.) ("the Company"). The Company was incorporated under the laws of the People's Republic of China on December 22, 1995. The Company is located in Jiangxi. The Company is engaged in the production of traditional art products, including religious woodcut lacquer, woodcut decorated furniture and woodcut decorations used for building and display.

         On October 1, 2007, Vella Productions Inc., the former registrant, entered into an agreement and plan of merger with its wholly-owned subsidiary, VLLA Merger Sub, Inc., and each of Guoxi Holding Limited ("GHL"), Hua-Cai Song, Fu-Lan Chen, Mei-Ling Chen, Chen-Qing Luo, Mei-Qing Zhang, Song-Mao Cai, Shenzhen Hua Yin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Sure Believe Enterprises Limited, Think Big Trading Limited, Huge Step Enterprises Limited and Billion Hero Investments Limited (the "Merger Agreement").

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

         The acquisition has been accounted for as a recapitalization and, accordingly, these financial statements represent historical operations of Jiangxi XiDa and the capital structure of the former Vella Productions, Inc.

         On November 8, 2007, the Company amended and restated its articles of incorporation to reflect Jade Art Group, Inc. as their new corporate name.

         The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has negative working capital of approximately $9,990,000 and cash flows from operations for the three months ended October 31, 2007 was approximately $190,000. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Accounting Method

         The financial statements are prepared using the accrual method of accounting. The Company has elected a July 31 year-end.

         b. Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         c. Cash and Cash Equivalents

         Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

         d. Inventories

         Raw materials and supplies are stated at the lower of cost (computed on an average cost basis) or market. Work-in-process and finished goods are stated at the lower of average cost or market. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

         e. Accounts Receivable

         The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management's assessment of the credit history with the customer and current relationships with them. As of October 31, 2007 the Company considered all accounts and other receivables collectable and has not recorded a provision for doubtful accounts.

         f. Concentrations of Credit Risk

         Cash

         The Company's cash accounts are held in foreign bank accounts which are not insured by the FDIC. At October 31, 2007 the Company's cash balances, net of outstanding checks, in its foreign bank accounts was $49,599.

         Major Customers

         For the three months ended October 31, 2007, five customers that generated sales in excess of 10% of the Company's total sales. Sales to these customers totaled $5,728,123 or 80% of total revenues. At October 31, 2007, the receivable balance from these customers was $1,332,034 or 84% of accounts receivable. All revenue is derived from sources within the Peoples Republic of China.

         Foreign Currency Translation

         The functional currency of the Company is the Chinese Yuan Renminbi ("CNY"). Transactions denominated in foreign currencies are translated into United States Dollars using period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder's equity as other comprehensive income/(loss).

         Since the Company's financial statements must be translated into U.S. Dollars from the base currency of Chinese Yuan Renminbi ("CNY"), major changes in the currency exchange rate between the CNY and U.S. Dollars may have a significant impact on the operations of the Company. Although the Company does not anticipate the currency exchange rate to be significantly different over the next 12 months, no such assurances can be given.

         Foreign Operations

         All of the Company's operations and assets are located in China. The Company may be adversely affected by possible political or economic instability in this foreign country. The effect of these factors cannot be accurately predicted.

         g. Revenue Recognition

         The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Sales revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the price charged for products delivered and the collectibility of those fees. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

         h. Financial Instruments

         Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

         The carrying amount of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

         i. Property and Equipment

         Property and equipment is stated at cost. Betterments and improvements are capitalized over their estimated useful lives, whereas repairs and maintenance expenditures on the assets are charged to expense as incurred. When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) is eliminated and any resulting gain or loss is reflected accordingly. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                Buildings                          20 years
                Plant and machinery                10 years
                Furniture and equipment             5 years

         j. Basic and Diluted Net Income per Share of Common Stock

         In accordance with Financial Accounting Standards No. 128, "Earnings per Share," basic net income per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. At October 31, 2007, the Company had no dilutive common share equivalents.

                                                      For the Three Months Ended
                                                               October 31,
                                                          2007           2006
                                                      -----------    -----------
                Net Income                            $ 1,554,499    $ 2,248,054
                Weighted Average Number of Shares
                  Outstanding, Basic and Diluted       29,812,222      3,500,000
                                                      -----------    -----------
                Basic and Diluted Income per Share    $      0.05    $      0.64
                                                      ===========    ===========

         k. Recent Accounting Pronouncements

         SFAS No. 155 - In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 155 will have on its financial statements

         SFAS No. 156 - In March 2006, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 is not expected to have a material impact on our financial position, results of operations or cash flows.

         FIN No. 48 - In July 2006, the FASB issued Financial Interpretation No.
         (FIN) 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to No. 109 (SFAS
         109), Accounting for Income Taxes. This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48's use of the term "more-likely-than-not" in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).

         Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption will have material impact on its results of operation.

         SFAS No. 157 - In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not believe that the application of SFAS 157 will have a material impact on the Company's financial statements.

         SFAS No. 158 - In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Corporation's fiscal year ending 31 December 2007. This adoption of this statement is not expected to have a significant effect on Hendrx's future reported financial position or results of operations.

         EITF No. 06-03 - In March 2006, the Emerging Issues Task Force (EITF) reached a tentative consensus on Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) ("EITF 06-03"). EITF 06-03 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-03 is effective for periods beginning after December 15, 2006. Management is currently evaluating the effect implementation of EITF 06-03 will have on the Company's financial statements.

         SFAS No. 159 - In February 2007, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" (SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.

         m. Income Taxes

         The Company is organized and operates in the People's Republic of China ("PRC"). The Company's income tax rate in the PRC is currently 15% and taxable income is computed according to the relevant laws and regulations in the PRC. Income tax expense for the three months ended October 31, 2007 was $1,535,697. At October 31, 2007 the Company had income taxes payable of $453,731.

NOTE 3 - INVENTORIES

         Inventories consisted of the following at October 31, 2007:

                      Raw materials                      $  453,816
                      Work in progress                      293,155
                      Finished goods                        698,159
                                                         ----------
                         Total                           $1,445,130
                                                         ==========

         At October 31, 2007, no provision for obsolete inventory was recorded by the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at October 31, 2007:

                 Buildings                               $  222,440
                 Plant and machinery                        808,149
                 Furniture and office equipment               7,116
                                                         ----------
                 Total Property and Equipment            $1,037,705
                 Less: Accumulated depreciation            (819,640)
                                                         ----------
                   Property and equipment, net           $  218,065
                                                         ==========

         Depreciation expense on property and equipment was $21,910 for the three months ended October 31, 2007.

NOTE 5 - STATUTORY COMMON WELFARE FUND AND DIVIDENDS PAYABLE

         As stipulated by the Company Law of the People's Republic of China
         (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) making up cumulative prior years' losses, if any; (ii) allocations to the "statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "statutory common welfare fund" which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and (iv) allocations to the discretionary surplus reserve, if approved in the stockholders' general meeting. The Company has not yet established a reserve for the annual contribution of 5% of net income to the welfare.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Employee Benefits

         The employees of the company in the PRC are members of the state-managed retirement benefit scheme operated by the local government. The Company is required to contribute a fixed percentage of payroll costs to the retirement benefit scheme to fund the benefits. The only obligation of the Company with respect to the retirement scheme is to make the specified contributions. The Company's contribution to the scheme for the three months ended October 31, 2007 and 2006 was $23,342 and $14,134, respectively.

NOTE 8 - RELATED PARTY RECEIVABLE

         The Company occasionally advances funds to GuoXi Group. These advances are non-interest bearing, short-term in nature, unsecured, and due on demand. The balances due from this related party at October 31, 2007 were $2,548,993.

NOTE 9 - SHORT-TERM LOANS

         During the year ended December 31, 2006, the Company implemented the use of short-term loans from a bank to cover the costs associated with foreign shipments (specifically exports to Japan). These short term loans are secured by the related goods being shipped and bear interest at a variable rate. The loans and any interest are usually paid off within fifteen (15) days. At December 31, 2006 the balance due on these loans was $172,654. This balance was paid in full and the balance due on these loans was $-0- at October 31, 2007.

NOTE 10 - OTHER PAYABLES - RELATED PARTY

         During the three months ended October 31, 2007, the Company received loans from a related party. These loans are considered short-term in nature, non-interest bearing and due on demand. The balance owed at December 31, 2006 $-0-. During the ten months ended October 31, 2007, the Company received and repaid $656,582 under these loans. The balance owed at October 31, 2007 $-0-.

NOTE 11 - DIVIDENDS PAYABLE

         On October 1, 2007, the Company issued $14,334,500 of dividends in the form of promissory notes payable on or before the first year anniversary of the Merger Transaction. The dividends were distributed pro ratably among the GHL Shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction. See Note 1.

NOTE 12 - STOCKHOLDERS' EQUITY

         On October 1, 2007, the Company issued 68,900,000 shares of its common stock in accordance with the Merger Agreement. See Note 1.

Item 2. Management's Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward Looking Statements

Jade Art Group Inc. (referred to herein as "Jade Art", "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "plan," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

These forward-looking statements are subject to certain known and unknown risks and uncertainties, which may cause our actual results, performance or achievements to differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in our annual reports filed with the Securities and Exchange Commission, together with the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the, the availability of raw products and other supplies, competition, environmental risks, the prices of goods and services, government regulations, and political and economic factors in the People's Republic of China in which our operating subsidiary operates.

Plan of Operations

      As a result of the completion of that merger transaction between us, our wholly-owned subsidiary and Jiangxi XiDa (f/k/a Jiangxi Xi Cheong Lacquer, Inc.) in October 2007, we became a holding company and, accordingly, have no significant business operations or assets other than our interests in our three operating subsidiaries of Jiangxi XiDa, our consolidated accounting predecessor company.

      The core business of Jiangxi XiDa is in wood carving and its three operating subsidiaries manufacture wood products, including both traditional hand-carved and machine-carved pieces. Specializing in the manufacture of mantels, panels, furniture, ornamental bands, religious decorations and architectural accents, Jiangxi XiDa has been nationally recognized for its beautifully crafted products. To further develop its wood carving business and compete in the Japanese market, Jiangxi XiDa began cooperating with wood carving companies based in Japan with the intent to develop a world-class comprehensive wood carving production line. Jiangxi XiDa is most well-known for its manufacture of small, intricately designed Buddhist Shrines. These shrines are commonly constructed out of wood and often inlaid with precious metals. Our Buddhist Shrines are desktop-sized works of art that contain a miniature Buddha figure as its focal point. Our Buddha Shrines are found in temples, homes and offices throughout China and many other East-Asian countries.

      Our operating subsidiaries' short to mid-term strategic plans are to focus on market expansion in the Chinese domestic market. The long-term strategic goal for our operating subsidiaries is to focus on market expansion in the international market.

Results of Operations

      The following table presents certain consolidated statement of operations information derived from our consolidated statements of operations for the three months ended October 31, 2007 and 2006:

                                      Three Months Ended October 31,
                                      ------------------------------  Percentage
                                         2007          2006             Change
                                      ----------    ----------------------------

Net Revenue                           $7,164,017    $6,273,353        + 14.2 %
Cost of Net Revenue                    3,838,257     3,484,431          + 10.2
Gross Profit                           3,325,760     2,788,922          + 19.2
General and Administrative Expenses      231,534       115,166           + 101
Income from Operations                 3,094,226     2,673,756          + 15.7
Other Expense                              4,030         1,858           + 117
Income before Taxes                    3,090,196     2,671,898          + 15.7
Income Taxes                           1,535,697       423,844           + 262
Net Income                             1,554,499     2,248,054          - 30.9

Net Revenue

      Net revenue was $7,164,017 in the quarter ended October 31, 2007 ("First Quarter 2007"), an increase of $890,664 (or approximately 14.2%) from net revenue of $6,273,353 in the quarter ended October 31, 2006 ("First Quarter 2006"). The increase in net revenue was primarily attributable to continued growth in our sales.

Cost of Net Revenue

      The reported cost of net revenue reflects raw materials consumed, direct salaries and benefits, and other manufacturing costs. Our cost of net revenue was 53.6% of net revenue in the First Quarter 2007, as compared to 55.5% in the First Quarter 2006, a decrease of 1.9%. This decrease was primarily due to the increased production efficiency.

General and Administrative Expenses

      General and administrative expenses were $231,534 in the First Quarter 2007, an increase of $116,368 (or approximately 101%) from the general and administrative expenses of $115,166 during the First Quarter 2006. This significant increase in general and administrative expenses was primarily due to marketing expense, accounting and legal expense.

Income from Operations

      Income from operations was $3,094,226 in the First Quarter 2007, an increase of $420,470 (or approximately 15.7%) from income from operations of $2,673,756 in the First Quarter 2006. The increase in income from operations resulted primarily from the increase in revenues.

Net Income

      Net income was $1,554,499 in the First Quarter 2007, a decrease of $693,555 (or approximately 30.9%) from net income of $2,248,054 in the First Quarter 2006. This decrease of net income in the First Quarter 2007 resulted primarily from the increase in income tax expense which is in result of increased tax rate.

Liquidity and Sources of Capital

      As of October 31, 2007, we had cash and cash equivalents of $49,599 as compared to $539,926 as of October 31, 2006. Cash flows from operating activities were $192,825 for the three months period ended October 31, 2007 as compared to $250,784 for the period ended October 31, 2006. Cash flows from investing activities were 0 for the three month period ended October 31, 2007 as compared to ($668) for the period ended October 31, 2006. Cash flows from financing activities were ($250,253) for the three month period ended October 31, 2007 as compared to ($9,840) for the period ended October 31, 2006. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months.

      On a long-term basis, our liquidity is dependent on successfully executing our business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds raised from an offering of our equity or debt will be used to continue to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us. We believe that the funds available to us are adequate to meet our operating needs for market expansion.

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

Item 3. Controls and Procedures.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2007, the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended October 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits.

Exhibit
No.         Description
-------     --------------------------------------------------------------------
31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2        Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  JADE ART GROUP INC.


Date: December 19, 2007                           By: /s/ Hua-Cai Song
                                                      --------------------------
                                                  Name:  Hua-Cai Song
                                                  Title: Chief Executive Officer


Date: December 19, 2007                           By: /s/ Chen-Qing Luo
                                                      --------------------------
                                                  Name:  Chen-Qing Luo
                                                  Title: Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
No.         Description
-------     --------------------------------------------------------------------
31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2        Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer