Form 10-Q
period 2007-12-31
Jade Art Group Inc.
filed 2008-03-31
CIK 1370823

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

|_| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                       or

|X| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from August 1, 2007 to December 31, 2007

                        Commission file number 333-137134

                               JADE ART GROUP INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                              71-1021813
            ------                                              ----------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

                             #35, Baita Zhong Road,
             Yujiang County, Jiangxi Province, P.R. of China 335200
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                               011-86-701-5881082
                               ------------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

  Large accelerated filer |_| Accelerated filer |_|, Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 239,900,000 shares of Common Stock, $.001 per share, as of March 24, 2008.

                                TABLE OF CONTENTS

                                                                           Pages
                                                                           -----

PART I
Item 1.  Financial Statements ..........................................       2
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation ......................................      18
Item 3.  Quantitative and Qualitative Disclosure About Market Risk .....      21
Item 4.  Controls and Procedures .......................................      21
PART II
Item 1.  Legal Proceedings .............................................      22
Item 1A. Risk Factors ..................................................      22
Item 2.  Unregistered Sales of Equity Securities .......................      25
Item 3.  Defaults Upon Senior Securities ...............................      25
Item 4.  Submission of Matters to Vote of Security Holders .............      25
Item 5.  Other Information .............................................      26
Item 6.  Exhibits ......................................................      26

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                 [Letterhead of Chishoim Bierwolf & Nilson LLC]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Jade Art Group, Inc. (formerly Vella Productions, Inc.)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Jade Art Group, Inc. (formerly Vella Productions, Inc.) as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the five months ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jade Art Group, Inc. (formerly Vella Productions, Inc.) as of December 31, 2007, and the results of their operations and their cash flows for the five months ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


/s/ Chisholm Bierwolf & Nilson, LLC

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
January 25, 2008

                       JADE ART GROUP, INC. & SUBSIDIARIES
                        FORMERLY VELLA PRODUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                          $    301,203
Accounts receivable                                                     595,808
Other receivables, related party                                      2,909,696
Inventory                                                             1,312,673
Prepaid expenses and other current assets                                32,256
                                                                   ------------
Total current assets                                                  5,151,636

PROPERTY AND EQUIPMENT, Net                                             210,045
                                                                   ------------

TOTAL ASSETS                                                       $  5,361,681
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                              $     70,294
Advances from customers                                                  59,191
Taxes payable                                                           380,147
                                                                   ------------
Total current liabilities                                               509,632

LONG-TERM LIABILITIES:
Dividends payable                                                    14,334,500
                                                                   ------------

TOTAL LIABILITIES                                                    14,844,132

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001; 500,000,000 shares authorized;
   239,940,000 shares issued and outstanding                            239,940
Additional paid in capital                                            2,044,212
Statutory earnings reserve                                              590,266
Accumulated deficit                                                 (12,523,301)
Accumulated other comprehensive income                                  166,432
                                                                   ------------
Total stockholders' deficit                                          (9,482,451)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  5,361,681
                                                                   ============

                 The accompanying notes are in integral part of
                    these consolidated financial statements.

                       JADE ART GROUP, INC. & SUBSIDIARIES
                         FORMERLY VELLA PRODUCTIONS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
              FOR THE FIVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

                                                    2007               2006
                                               -------------      -------------
                                                                    (unaudited)
REVENUES:
Sales, net                                     $   8,919,633      $  10,658,648

COST OF SALES:
Cost of sales, net                                 5,174,037          5,987,258
                                               -------------      -------------

GROSS PROFIT                                       3,745,596          4,671,390

EXPENSES:
General and administrative expenses                  190,604            278,994
Business taxes and surcharges                        177,899                 --
Consulting and professional expense                1,500,000                 --
                                               -------------      -------------
Total expenses                                     1,868,503            278,994

INCOME FROM OPERATIONS                             1,877,093          4,392,396
                                               -------------      -------------

OTHER INCOME (EXPENSE):
Interest income                                        5,716             37,521
Non-operating income (expense)                        (2,354)            19,965
                                               -------------      -------------
Total other income (expense), net                      3,362             57,486
                                               -------------      -------------

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                1,880,455          4,449,882

INCOME TAX EXPENSE                                 1,115,549            867,655
                                               -------------      -------------

NET INCOME                                     $     764,906      $   3,582,227
                                               =============      =============

                                                    2007               2006
                                               -------------      -------------

Basic and Diluted earnings per share
for Income from continuing operating           $        0.01      $        0.02

BASIC AND DILUTED EARNINGS PER SHARE           $        0.00      $        0.02
                                               =============      =============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING BASIC AND DILUTED                    228,175,294        224,940,000

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY
TRANSLATION ADJUSTMENT                                91,483            (51,702)
                                               -------------      -------------

NET COMPREHENSIVE INCOME                       $     856,389      $   3,530,525
                                               =============      =============

                 The accompanying notes are in integral part of
                    these consolidated financial statements.

                       JADE ART GROUP, INC. & SUBSIDIARIES
                        FORMERLY VELLA PRODUCTIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD OF JULY 31, 2007 THROUGH DECEMBER 31, 2007

                                                              Additional     Statutory                      Other
                                         Common Stock          Paid-in       Earnings      Retained     Comprehensive
                                     Shares       Amount       Capital        Reserve      Earnings         Income         Total
                                  -----------   ----------   -----------    ----------   ------------   -------------  ------------
Balance, July 31, 2007            206,700,000   $  206,700   $   577,452    $       --   $  1,636,559    $    74,949   $  2,495,660

Issuance of dividends in the
form of notes payable for
acquisition of subsidiary                  --           --            --            --    (14,334,500)            --    (14,334,500)

Recapitalization                   18,240,000       18,240       (18,240)           --             --             --             --

Common stock issued for services   15,000,000       15,000     1,485,000            --             --             --      1,500,000

Statutory earnings reserve                 --           --            --       590,266       (590,266)            --             --

Foreign currency translation               --           --            --            --             --         91,483         91,483

Net income for the five months
ended December 31, 2007                    --           --            --            --        764,906             --        764,906
                                  -----------   ----------   -----------    ----------   ------------    -----------   ------------

Balance, December 31, 2007        239,940,000   $  239,940   $ 2,044,212    $  590,266   $(12,523,301)   $   166,432   $ (9,482,451)
                                  ===========   ==========   ===========    ==========   ============    ===========   ============

                 The accompanying notes are in integral part of
                    these consolidated financial statements.

                       JADE ART GROUP, INC. & SUBSIDIARIES
                        FORMERLY VELLA PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE FIVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

                                                        2007            2006
                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $   764,906     $ 3,582,227
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Common stock issued for services                  1,500,000              --
    Depreciation                                         36,010          31,520
Changes in operating assets and liabilities:
    Accounts receivables                              3,072,403         214,183
    Other receivables, related party                 (2,680,510)      2,616,634
    Prepaid expenses                                    (17,901)       (412,954)
    Deposit                                            (115,176)             --
    Inventories                                         149,810         247,729
    Accounts payable and accrued expenses            (1,763,772)       (356,064)
    Advances from customers                              47,161          33,113
    Taxes payable                                      (654,476)        610,128
                                                    -----------     -----------
Net cash provided by operating activities               338,455       6,566,516
                                                    -----------     -----------

CASH FLOWS (USED BY) INVESTING ACTIVITIES:
    Purchases of property and equipment                  (1,178)           (672)
                                                    -----------     -----------
Net cash (used by) investing activities                  (1,178)           (672)
                                                    -----------     -----------

CASH FLOWS (USED BY) FINANCING ACTIVITIES:
    Short-term borrowings                               607,080       1,217,550
    Short-term payment                                 (859,200)     (1,196,925)
Dividends paid                                               --      (7,097,440)
                                                    -----------     -----------
Net cash (used by) financing activities                (252,120)     (7,076,815)
                                                    -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                 110,037         370,856
                                                    -----------     -----------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                              $   195,194     $  (140,115)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                   106,009         294,288
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                     $   301,203     $   154,173
                                                    ===========     ===========

                 The accompanying notes are in integral part of
                    these consolidated financial statements.

                       JADE ART GROUP, INC. & SUBSIDIARIES
                        FORMERLY VELLA PRODUCTIONS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE FIVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

                                                        2007             2006
                                                    -----------      -----------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:

  Interest                                          $       842      $       687
  Taxes                                             $ 1,365,837      $   425,893

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FLOW INFORMATION:

ISSUANCE OF COMMON STOCK FOR SERVICES               $ 1,500,000      $        --

DIVIDENDS DECLARED NOT PAID                         $14,334,500      $        --

                 The accompanying notes are in integral part of
                    these consolidated financial statements.

                       JADE ART GROUP, INC. & SUBSIDIARIES
                        FORMERLY VELLA PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 1 - NATURE OF ORGANIZATION

      Basis of Presentation

            Vella Productions Inc., the former registrant, was incorporated in the State of Nevada, United States of America on September 30, 2005, and entered into an agreement and plan of merger (the "Merger Agreement") on October 1, 2007. The parties to the Merger Agreement were Vella Productions Inc., its wholly-owned subsidiary, VELLA Merger Sub, Inc., and each of Guoxi Holding Limited ("GHL"), Hua-Cai Song, Fu-Lan Chen, Mei-Ling Chen, Chen-Qing Luo, Mei-Qing Zhang, Song-Mao Cai, Shenzhen Hua Yin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Sure Believe Enterprises Limited, Think Big Trading Limited, Huge Step Enterprises Limited and Billion Hero Investments Limited.

            Pursuant to the Merger Agreement, GHL merged with VELLA Merger Sub, Inc, with GHL as the surviving entity. As a result of the Merger Transaction, GHL became a wholly-owned subsidiary of the Registrant, which, in turn, made the Registrant the indirect owner of the operating company subsidiary of GHL, Jiangxi XiDa (formerly known as Jiangxi Xi Cheong Lacquer, Inc.). Under the Merger Agreement, in exchange of surrendering their shares in GHL, the GHL Shareholders received an aggregate of (i) 206,700,000 (68,900,000 before forward split) newly-issued shares of the Registrant's common stock, par value $.001 per share (the "Common Stock") and (ii) $14,334,500, in the form of promissory notes payable. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange is equivalent to the issuance of stock by Upper Class for the net monetary assets of Vella Productions, Inc. Based on the consent of board and all shareholders, the dividend will be paid on or before March 31, 2009. Consideration was distributed pro ratably among the GHL shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction.

            The acquisition has been accounted for as a recapitalization and, accordingly, these financial statements represent historical operations of Jiangxi XiDa and the capital structure of the former Vella Productions, Inc.

            Jiangxi XiDa was incorporated under the laws of the People's Republic of China on December 4, 2006. The Company is located in Yujiang, Jiangxi Province. Jiangxi XiDa is engaged in the production of traditional art products, including religious woodcut lacquer, woodcut decorated furniture and woodcut decorations used for building and display.

                       JADE ART GROUP, INC. & SUBSIDIARIES
                        FORMERLY VELLA PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

            On November 8, 2007, the Company amended and restated its Articles of Incorporation to reflect Jade Art Group, Inc. as its new corporate name. The consolidated financial statements include the accounts of Jade Art Group Inc. and its wholly-owned subsidiaries, GHL, and JiangXi XiDa (collectively the "Company"). All material intercompany transactions have been eliminated in consolidation.

            Nature of Business

            The company manufactures and distributes wood-carved products, such as furniture, architectural accents and Buddhist figurines through its JiangXi XiDa subsidiary. On January 11, 2008, the Company formed a new wholly-owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited, to engage in the processing and sale of jadeite, jade and stone material (See Note 13, Subsequent Events)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Accounting Method

            The financial statements are prepared using the accrual method of accounting. The Company has changed its fiscal year-end from July 31 to December 31, and these financial statements represent the transition to the new fiscal year-end.

            Basis of Consolidation

            The consolidated financial statements have been restated for all periods prior to the merger to include the financial position, results of operations and cash flows of the commonly controlled companies. All material intercompany transaction have been eliminated in consolidation.

            Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

            Cash and Cash Equivalents

            Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition, and due to their short maturity, these carrying amounts of investments approximate their fair value.

            Accounts Receivable

            The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management's assessment of the credit history with the customer and current relationships with them. As of December 31, 2007 the Company considered all accounts and other receivables collectable and has not recorded a provision for doubtful accounts.

                       JADE ART GROUP, INC. & SUBSIDIARIES
                        FORMERLY VELLA PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Inventories

            Raw materials and supplies are stated at the lower of cost (computed on an average cost basis) or market. Work-in-process and finished goods are stated at the lower of average cost or market. If required, the Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

            Property and Equipment

            Property and equipment is stated at cost. Betterments and improvements are depreciated over their estimated useful lives and leaseholds are depreciated over the lesser of lease life or useful life. Repairs and maintenance expenditures are charged to expense as incurred. When assets are disposed of, the cost and accumulated depreciation (the net book value of the assets) is eliminated and any resulting gain or loss is reflected in the statement of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                      Buildings                            20 years
                      Plant and machinery                  10 years
                      Furniture and equipment               5 years

            Foreign Currency Translation

            The functional currency of the Company is the Chinese Yuan Renminbi ("RMB"). Transactions denominated in foreign currencies are translated into US Dollars using period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder's equity as other comprehensive income.

            Revenue Recognition

            The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Sales revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the price charged for products delivered and the collectibility of those fees. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. Advances from customers at December 31, 2007 totaled $59,191.

                       JADE ART GROUP, INC. & SUBSIDIARIES
                        FORMERLY VELLA PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Financial Instruments

            Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The recorded amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value as of December 31, 2007.

            Basic and Diluted Earnings per Share of Common Stock

            In accordance with SFAS No. 128, "Earnings per Share," basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share would be computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. At December 31, 2007 and 2006, the Company had no dilutive common share equivalents.

            Basic and diluted earning per share for the years ended December 31, 2007 and 2006 are calculated as follows:

                                                        2007            2006
                                                    ------------    ------------
            Income from continuing operations
                 before income taxes                $  1,880,455    $  4,449,882

            Weighted average shares                  228,175,294     224,940,000

            Basic and diluted earnings per share    $       0.01    $       0.02

                                                        2007            2006
                                                    ------------    ------------
            Net income                              $    764,906    $  3,582,227

            Weighted average shares                  228,175,294     224,940,000

            Basic and diluted earnings per share    $       0.00    $       0.02

      Recent Accounting Pronouncements

            FIN No. 48 - In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"), which applies to all tax positions related to income taxes subject to SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied

                       JADE ART GROUP, INC. & SUBSIDIARIES
                        FORMERLY VELLA PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48's use of the term "more-likely-than-not" in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).

            Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 had a material impact on its results of the company's operation.

            SFAS No. 141(R)

            In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective beginning with our first quarter 2009 fiscal period. The adoption does not have a significant effect in the company's results of operation.

            SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements,"

            ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not believe that the application of SFAS 157 will have a material impact on the Company's financial statements.

            SFAS No. 158 - In September 2006, the FASB No. 158 issued Statements of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)," ("SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a)

                       JADE ART GROUP, INC. & SUBSIDIARIES
                        FORMERLY VELLA PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            recognize the overfunded or underfunded status of a benefit plan in its statement of financial position,

            (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers' Accounting for Pensions", or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Corporation's fiscal year ending December 31, 2007. The adoption of this statement did not have a significant effect on the Company's future reported financial position or results of operations.

            EITF No. 06-03 - In March 2006, the Emerging Issues Task Force
            (EITF) reached a tentative consensus on Issue No. 06-03, "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-03"). EITF 06-03 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions.

            SFAS No. 159 - In February 2007, the FASB issued Statements of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The adoption did not have a significant effect in the company's results of operation.

            SFAS No. 160

            In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective beginning with our first quarter 2009 fiscal period. The adoption does not have a significant effect in the company's results of operation.

                       JADE ART GROUP, INC. & SUBSIDIARIES
                        FORMERLY VELLA PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 3 - RELATED PARTY TRANSACTIONS

            Receivable

            The Company occasionally advances funds to GuoXi Group, a related party entity. These advances were non-interest bearing during 2007 and the balance due from this related party as of December 31, 2007 was $2,909,696. The Company and the GuoXi Group entered into an agreement during 2008 stating that this amount will accrue 8% interest and will be paid by December 31, 2008.

            Lease Agreement

            The Company leases its buildings and manufacturing facilities from GuoXi Group. The term of the lease began May 12, 2007 and is for 10 years at $24,678 (180,000 RMB) per month.

NOTE 4 - INVENTORIES

            Inventories consisted of the following at December 31, 2007:

                      Raw materials                         $  412,274
                      Work in progress                          85,646
                      Finished goods                           814,753
                                                            ----------
                           Total                            $1,312,673
                                                            ==========

            At December 31, 2007, no provision for obsolete inventory was deemed necessary by the Company, because production is done based on orders and inventory is purchased for each job when ordered.

NOTE 5 - PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following at December 31, 2007:

                Buildings                                          $  227,586
                Plant and machinery                                   744,511
                Furniture and office equipment                         90,821
                                                                   ----------
                Total Property and Equipment, at cost              $1,062,918
                Less: Accumulated depreciation                      (852,873)
                                                                   ----------
                   Net Property and equipment                      $  210,045
                                                                   ==========

                       JADE ART GROUP, INC. & SUBSIDIARIES
                        FORMERLY VELLA PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 5 - PROPERTY AND EQUIPMENT (Continued)

            Depreciation expense on property and equipment was $36,010, and $31,520 for the five months ended December 31, 2007, and 2006 respectively.

NOTE 6 - SHORT-TERM BORROWING

            During the year ended December 31, 2007, the Company utilized short-term bank loans to cover the costs associated with foreign shipments (specifically exports to Japan). These short term loans are secured by the related goods being shipped and bear interest at a 2% per annum. The loans and any interest are usually paid off within fifteen (15) days. There was no balance outstanding on these loans at December 31, 2007. During the period, the additional amount of $607,080 was borrowed and $859,200 was paid back for all the outstanding loans.

NOTE 7 - INCOME TAX

            The following is a reconciliation of the provision for income taxes at the prevailing PRC income tax rate to the income taxes reflected in the statement of operations:

                                                Five months ended December 31
                                                       2007       2006
                                                     ------     ------

            Tax expense at statutory PRC rate            33%      16.5%

            Effect of non-deductible items               26%       2.5%
                                                     ------     ------
            Tax expense at actual rate                   59%        19%
                                                     ======     ======

            Due to uncertainty of the deductibility of the $1,500,000 of consulting and professional expense incurred during the five months ending December 31, 2007, the tax provision did not assume that this expense would be deductible. The total income tax expense was $1,115,549 and $867,655, for the periods ended December 31, 2007 and 2006, respectively.

NOTE 8 - DIVIDENDS PAYABLE

            On October 1, 2007, the Board of Directors of the Company declared $14,334,500 of dividends in the form of promissory notes initially payable on or before the first year anniversary of the Merger Transaction. The dividends were distributed pro ratably among the GHL Shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction. Subsequently the Company and the GHL Shareholders agreed to defer payment until March 1, 2009. See Note 1.

                       JADE ART GROUP, INC. & SUBSIDIARIES
                        FORMERLY VELLA PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 9 - COMMITMENTS AND CONTINGENCIES

            Employee Benefits

            The employees of the Company are members of the state-managed retirement benefit plan operated by the local government. The Company is required to contribute a fixed percentage of payroll costs to the retirement benefit scheme to fund the benefits. The only obligation of the Company with respect to the retirement plan is to make the specified contributions. The Company's contribution to the plan for the five months ended December 31, 2007 and 2006 were $39,526 and $21,267, respectively.

            Lease Agreement

            On May 12, 2007, the Company entered into lease agreement with GuoXi Group to lease its buildings and manufacturing facilities. The lease has a term of ten years and requires monthly payments of $24,678 (180,000 RMB). Future minimum lease payments are as follows:

                                2008                         $  296,136
                                2009                            296,136
                                2010                            296,136
                                2011                            296,136
                                2012                            296,136
                          Thereafter                          1,283,256
                                                             ----------
                                                             $2,763,936
                                                             ==========

            Rent expense for five months ended December 31, 2007 and 2006 was $100,354 and $125,000 respectively.

NOTE 10 - STATUTORY COMMON WELFARE FUND AND DIVIDENDS PAYABLE

            As stipulated by the Company Law of the People's Republic of China, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) making up cumulative prior years' losses, if any; (ii) allocations to the "statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; (iii) allocations to the discretionary surplus reserve, if approved in the stockholders' general meeting. In addition, the company has elected to allocate 5% of the PRC 2007 taxable income to a special reserve fund. At December 31, 2007 the company had a statutory reserve balance of $590,266.

NOTE 11 - STOCKHOLDERS' EQUITY

            On November 28, 2007, the Company issued 15,000,000 shares (previously 5,000,000 shares before forward split) of its common stock to consultants for services rendered on behalf of the company.

                       JADE ART GROUP, INC. & SUBSIDIARIES
                        FORMERLY VELLA PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 11 - STOCKHOLDERS' EQUITY (Continued)

            The shares were valued at $1,500,000, which the Board determined was the fair value of the shares on the date they were issued.

            On December 7, 2007, the Board of Directors approved a 3:1 forward stock split, in the nature of a share dividend, with respect to the shares of the Company's common stock issued and outstanding at the close of business on December 28, 2007. The effect of the forward split has been retroactively applied to all prior stock transactions of the company.

NOTE 12 - CONCENTRATIONS OF RISK

            Foreign Operations

            All of the Company's operations and operational assets are located in China. The Company may be adversely affected by possible political or economic instability in this country. The effect of these factors cannot be accurately predicted.

            Cash

            The Company's cash accounts are held in foreign bank accounts which are not insured by the FDIC. At December 31, 2007 the Company's cash balances, net of outstanding checks, in its foreign bank accounts was $301,203.

            Major Customers

            For the five months ended December 31, 2007, the Company had five customers that generated sales in excess of 10% of the Company's total sales. Sales to these customers totaled $6,744,267 or 76% of total revenues. At December 31, 2007, the receivable balance from these customers was $287,690 or 49% of accounts receivable. All revenue is derived from sources within the Peoples Republic of China.

            Major Suppliers

            For the five months ended December 31, 2007, there were three major suppliers from which our company purchased more than 10% raw material out the overall company's raw material purchasing. The total purchasing amount from these three suppliers was $3,525,479, or 68% of total purchase. At December 31, 2007, the account payable due to these vendors was $13,710 or 29% of total account payables.

NOTE 13 - SUBSEQUENT EVENTS

      Business Combinations

            On January 11, 2008, the Company formed a new wholly-owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited, to engage in the processing and sale of jadeite, jade and stone material.

                       JADE ART GROUP, INC. & SUBSIDIARIES
                        FORMERLY VELLA PRODUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 13 - SUBSEQUENT EVENTS (Continued)

            On January 17, 2008, the Company and Jiangxi SheTai Jade Industrial Co., Ltd. entered into an Exclusive Distribution Right Agreement (the "Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining") for the distribution of jade.

            Under the Agreement, XiKai Mining commits to sell to our subsidiary up to 90% of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, for a period of 50 years. In exchange for this exclusive right, we agreed to pay RMB 60 million (approximately $8.3 million) by March 31,2009 to XiKai Mining and, subject to a shareholders' consent and our receipt of fairness opinion, to transfer 100% ownership interest in our wholly-owned subsidiary, Jiangxi XiDa Wooden Carving Lacquerware Co., Ltd. ("JXD"). A consent from shareholders holding more than 50% of the Company's common stock and the fairness opinion were received and the Agreement was finalized on March 10, 2008.

            The Agreement further provides that production from XiKai Mining will be no less than 40,000 tons per year (the "Minimum Commitment"), with an initial average cost per ton to be paid by our subsidiary not to exceed RMB 2,000 (approximately $275). Costs per ton paid by us shall be subject to renegotiation every five years during the term of the Agreement, with adjustments not to exceed 10% of the cost for the immediately preceding five year period. Failure by XiKai Mining to supply raw jade material ordered by us within the Minimum Commitment during any of the initial five years of the Agreement entitles us to payment from XiKai Mining of RMB 18,000 (or approximately $2,500) for each ton below of the Minimum Commitment ordered by but not supplied to our subsidiary during any such fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

      Jade Art Group Inc. (referred to in this Transition Report on Form 10-Q as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "plan," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

      Forward-looking statements are subject to certain known and unknown risks and uncertainties, which may cause our actual results, performance or achievements to differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise forward-looking statements to reflect any future events or circumstances. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in our annual reports filed with the Securities and Exchange Commission, together with the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the, the availability of raw products and other supplies, competition, environmental risks, the prices of goods and services, government regulations, and political and economic factors in the People's Republic of China ("China" or the "PRC") in which our operating subsidiary operates.

Introduction

      The section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is intended to facilitate the reader's understanding of the Company's audited financial statements included in this Transition Report on Form 10-Q for the period from August 1, 2007 through December 31, 2007 (December 31 being the Company's new fiscal year end). The information provided in this section should be read together with the accompanying financial statements for such period and the notes thereto. However, the reader should bear in mind that such financial statements and notes, as well as the following discussion and analysis, pertain to the Company's operations in the wood carving industry, and subsequent to December 31, 2007, the Company discontinued all operations in that industry to pursue a new business focused on the jade industry that the Company's management believes to be in the Company's best interests (as previously disclosed and discussed by the Company in its Current Reports on Form 8-K filed on January 11, 2008, January 18, 2008, January 22, 2008 and March 10, 2008).

      Accordingly, while the Company believes the following discussion and analysis to be accurate, it bears little relevance to the Company's future business operations.

Results of Operations

       Comparison of the 5-month periods ended December 31, 2007 and 2006.

The following table presents certain consolidated statement of operations information derived from the consolidated statements of operations for the five months ended December 31, 2007 and 2006.

                                                      Five months ended    Five months ended        Amount
                                                        Dec. 31, 2007        Dec. 31, 2006          Change
-------------------------------------------------------------------------------------------------------------
REVENUES                                                 $8,919,633           $10,658,648        ($1,739,015)
-------------------------------------------------------------------------------------------------------------
COST OF SALES                                            $5,174,037            $5,987,258         ($813,221)
-------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                             $3,745,596            $4,671,390         ($925,794)
-------------------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES                       $190,604              $278,994          ($88,390)
-------------------------------------------------------------------------------------------------------------
BUSINESS TAXES AND SURCHARGES                             $177,899                 0               $177,899
-------------------------------------------------------------------------------------------------------------
CONSULTING AND PROFESSIONAL EXPENSE                      $1,500,000                0              $1,500,000
-------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                   $1,877,093            $4,392,396        ($2,515,303)
-------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)                                     $3,362               $57,486            ($54,124)
-------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                               $1,880,455            $4,449,882        ($2,569,427)
-------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                       $1,115,549             $867,655           $247,894
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                $764,906             $3,582,227        ($2,817,321)
-------------------------------------------------------------------------------------------------------------

REVENUE

Revenue was $8,919,633 during the last five months ending December 31 2007, a decrease of $1,739,015 (or approximately 16.3%) from revenue of $10,658,648 for the five months ended December 31, 2006. The decrease in revenue was in part attributable to our decision to reduce our sales price, made in response to the heightened market competition. During the year 2007, a number of small and medium size woodcarving companies entered the market. In an effort to gain market share, most of these companies implemented an aggressive competitive pricing strategy, which has driven down the price level of woodcarving market. Additionally, the new entries into the market have resulted in a higher availability of product, another factor which has created pressure on the average market price. As a result of the heightened availability of product, the Company decided to reduce production volume, another factor that affected the revenue. These factors were partially offset by the appreciation of Chinese currency against US dollar.

COST OF SALES

The reported cost of sales reflects raw materials consumed, direct salaries and benefits, and other manufacturing costs. Our cost of sales was 58% of the total revenue during the last five months of year 2007, compared to 56.2% for the same period of time of year 2006, an increase of 1.8%. This increase largely reflects the lower product pricing and thus increasing this cost to revenue ratio.

GROSS PROFIT

Gross profit was $3,745,596 during the last five months of 2007, as compared to $4,671,390 in the last five months of 2006. The two primary reasons for this $925,794 reduction in gross profit are the adverse impact of reduced product pricing and the decrease in sales volume as discussed previously.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $190,604 in the last five months of year 2007, a decrease of $88,390 (or approximately 31.7%) from the general and administrative expenses of $278,994 during the same period of time of year 2006. This decrease is mainly due to the decision to reduce these expenses because of the weakening market and lower profitability.

BUSINESS TAXES AND SURCHARGES

The business taxes and surcharges were $177,899 in the last five months of year 2007. The company was previously exempted from this type of tax.

CONSULTING AND PROFESSIONAL EXPENSES

This significant increase of expense was due to the non-cash compensation, totaling $1,500,000, in the form of the Company's 15,000,000 shares of common stock valued at $0.10 per share, as the payment to the Company's consultants.

INCOME FROM OPERATIONS

Income from operations was $1,877,093 in the last five months of year 2007, a decrease of $2,515,303 (or approximately 57%) from Income from operations of $4,392,396 in the same period of time of year 2006. The decrease in Income from operations resulted from the decrease in revenues as discussed above.

OTHER INCOME (EXPENSE)

Other income (expense) reflected an income of $3,362 during the last five months of year 2007, down from the $57,486 during the same period in 2006. This was due to the reduction in interest income and non-operating income.

INCOME BEFORE INCOME TAXES

The income before income taxes was $1,880,455 in the last five months ended of 2007, a decrease of $2,569,427 from $4,449,882 of the same period of time in 2006, which is mainly due to the adverse effect on revenue due to price and production volume reductions and the impact of the consulting and professional expenses that we discussed above.

INCOME TAX EXPENSE

The Company is organized and operates in the People's Republic of China. The Company's combined PRC and providential income tax rate is currently 33%. Income tax expense for the five months ended December 31, 2007 was $1,115,549. Due to uncertainty of the deductibility of the consulting and professional expense, totaling $1,500,000, the tax provision did not assume that this expense would be deductible.

NET INCOME

Net income was $764,906 in the last five months of year 2007, a decrease of $2,817,321 (or approximately 79%) from net income of $3,582,227 in the same period of time of year 2006. This decrease of net income resulted primarily from the decrease in revenues and, the consulting and professional costs as discussed above.

Off-Balance-Sheet Arrangements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.

Item 4. Controls and Procedures.

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

      At the end of the period covered by this Transition Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      There were no changes in internal controls over financial reporting that occurred during the transition period from August 1, 2007 through December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 1A. Risk Factors.

      The risk factors set forth below are those resulting from the Company's change in its business focus from wood carving and manufactured wood products, to the processing and sale of jadeite, jade and stone material. This change in business focus was effected by the transfer of the Company's subsidiary, Jiangxi XiDa Wooden Carving Lacquerware Co., Ltd. ("JiangXi Wood"), to Wulatequianqi XiKai Mining Co., Ltd. ("XiKai Mining"), as partial consideration for the rights previously granted to another subsidiary of the Company, Jiangxi SheTai Jade Industrial Co., Ltd. ("JiangXi Jade"), by XiKai Mining, whereby XiKai Mining committed to sell 90% of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, to JiangXi Jade over the next 50 years. This change in business focus is the Company's initial entry into the jade industry.

      If any of the following risks associated with such change in business were to develop into actual events, the Company's business, financial condition or results of operations could be materially adversely affected and the trading price of the Company's Common Stock could decline significantly.

We have never operated in any aspect of the jade industry before, and there is no guarantee that we will be able to do so successfully.

      We have no operating history on which an evaluation of our business and prospects in the jade industry can be made. Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by companies in early stages of development. Such risks generally include, but are not necessarily limited to, the failure to develop or profitably exploit markets for the sale of the jade; the failure of our current supplier to supply adequate quantities of jade to allow us to operate profitably notwithstanding our agreement; the failure to identify new or additional suppliers of jade, or to raise sufficient funds to acquire businesses we may identify to facilitate obtaining new suppliers of jade production, or to actually acquire any such businesses which we may so identify for which we may have raised sufficient funds, or to successfully integrate any such business which we may actually acquire; the failure to anticipate and adapt to developing markets and/or to new governmental regulations or domestic or foreign trade restrictions; the failure to successfully compete against current or new competitors in the markets in which we compete; the rejection of our products by our customers; and the failure to successfully complete any of our business goals on a timely basis.

We face significant actual and potential competition for our products.

      We must compete in a market with companies that have significantly greater experience and history in the jade industry and have resources greater than ours and established business relationships and distribution channel more well developed than ours. We will compete with numerous jade suppliers worldwide, many of whom possess substantially greater financial and other resources than us, including experience and the ability to leverage economies of scale and to sell products competitive with ours at a price more attractive to our purchasers, and who have established reputations in the markets in which we will compete. There can be no assurance that our products could compete effectively with such competitors.

We currently rely on a single jade supplier for our raw jade, and we may lose sales if our supplier fail to meet our needs.

      We have a distribution agreement with XiKai mining whereby it has agreed to sell to us 90% of the jade it produces from its SheTai jade mine which represents our sole source of jade. There can be no assurance that we will be able to find other supplies should that become necessary, and there can be no guarantee that it will not become necessary.

      We may not be able to enforce our agreement with XiKai

      We are wholly dependent on XiKai Mining for our jade. There is no guarantee that XiKai will choose to continue to honor its agreement or that we would be able to enforce our agreement in the Chinese courts if it were necessary to do so. Even if the courts are available to us, the costs of litigation could be substantial and the results uncertain.

      Our supplier could be unable to meet our needs

      There can be no assurance that XiKai Mining will be able to successfully produce and distribute to us sufficient jade to enable us to realize a profit on a regular basis, or at all. Even if XiKai desires to meet our needs it could be unable to do so because of events beyond its control, including, but not limited to: geological events, such as an earthquake, that disrupts or makes temporarily or permanently impossible the continued exploitation of XiKai Mining's mines; a loss of necessary government permits or unanticipated adverse governmental regulation of jade production; labor unrest; a deterioration in the quality of the jade at XiKai's mine or economic events that result XiKai's inability to mine or supply jade.

We will face strong competition from other companies should we ever need or desire to establish a new or additional supplier of jade.

      Mines have limited lives, and such limitation may be greater than current expectations; as a result, we may need or otherwise desire to replace and/or expand our supplies through the negotiation of new agreements with XiKai and/or other producers. There can be no assurance that we will be able to negotiate any such agreement, or that if we do we will be able to negotiate such an agreement on terms that are favorable to us, or even if we do negotiate favorable terms that any such agreement will not also be subject to the same risks as our current agreement with XiKai Mining described elsewhere herein. In addition, there is a limited supply of desirable mining lands available in the PRC and elsewhere where exploration, mining and/or production activities may be conducted. Because we could face strong competition from other companies for favorable distribution agreements with companies that mine and supply raw jade, some of whom may be able to leverage greater economies in negotiating distribution arrangements than we are, we may be unable to adequately replace or supplement the desired supply arrangement that we currently have with ZXiKai Mining.

Our cash flow depends heavily on the market price for jade.

      The cash flow and profitability of our current operations are significantly affected by the market price of jade that is affected by numerous factors beyond our control. Specifically, the prices for jade depend heavily on the type and amount of commercial and residential construction in the PRC and elsewhere, for which construction jade such as ours is used; and the prices for gem quality jade depend on market demand, also beyond our control. Factors that could cause such volatility include, among other things: conditions or trends in the mining industries and governmental regulations that affect such industries; changes in the market valuations of other companies against whom we compete; general market and economic conditions domestically and worldwide; general trade restrictions imposed by various countries; and political events, including actions by the PRC government which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition, as well as international reaction to political and economic events and developments in the PRC.

Negative impact on economic reform policies or nationalization could result in a total investment loss in our common stock.

      Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to change with time. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment, inflation, or disparities in per capita wealth between and among regions within China, could lead to further readjustment of the reform measures, any or all of which may negatively affect our operations, profitability or allocation of our resources. Although the Chinese government owns the majority of productive assets in China, including mines and quarrying sites, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that we will be able to capitalize on economic reforms; or that the Chinese government will continue its pursuit of economic reform policies; or that the economic policies, even if pursued, will be successful; or that economic policies will not be significantly altered from time to time; or that business operations in China will not become subject to the risk of nationalization. In recent years, China's economy has experienced significant growth, while there have been indications that inflation has increased as well. In response, the Chinese government has taken economic countermeasures, including restrictions on availability of domestic credit, decreasing the purchasing power of certain of its customers, and re-centralization of the approval process for purchases of some foreign products. There can be no assurance that such measures will succeed in slowing inflation, and in fact could result in substantial adverse economic conditions. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain industries, markets, any of which could adversely affect our operations and/or profitability. There can be no assurance that any economic, political, taxation, trade or social reforms effected by the Chinese government will continue or that we will not be adversely affected thereby.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      There were no unregistered sales of equity securities during the transition period from August 1, 2007 through December 31, 2007 that were not previously included by the Company in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to Vote of Security Holders.

      On November 7, 2007, the Company's shareholders consented to the change of the Company's name, the increase in our authorized capital stock, and the change in the Company's fiscal year end, all as previously reported in the Company's Current Report on Form 8-K filed on November 7, 2007 as amended by the Company's Current Report on Form 8-K/A filed on November 9, 2007.

      In the first quarter of 2008, the Company's shareholders consented to the disposition of the Company's wood carving business by means of the transfer of 100% of the shares of the Registran'ts indirectly held subsidiary, Jiangxi XiDa Wooden Carving Lacquerware Co., Ltd., ("Jiangxi Wood") in connection with the Company's determination to change its business focus to the jade industry as previously reported in the Company's Current Report on Form 8-K filed on March 7, 2008.

Item 5. Other Information.

      None.

Item 6. Exhibits.

Exhibit No.  Description
-----------  -----------

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1      Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

   32.2      Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              JADE ART GROUP INC.


Date: March 31, 2008                          /s/ Hua-Cai Song
                                              ----------------------------------
                                              Name:  Hua-Cai Song
                                              Title: Chief Executive Officer


Date: March 31, 2008                          /s/ Chen-Qing Luo
                                              ----------------------------------
                                              Name:  Chen-Qing Luo
                                              Title: Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.  Description
-----------  -----------

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