Form 10-Q
period 2008-03-31
Jade Art Group Inc.
filed 2008-05-15
CIK 1370823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter period from January 1, 2008 to March 31, 2008

or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 333-137134

JADE ART GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	71-1021813
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

#35, Baita Zhong Road,
Yujiang County, Jiangxi Province, P.R. of China 335200
 (Address of principal executive offices)
(Zip Code)

(646)-200-6328
(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Check one:

Large accelerated filer ____ Accelerated filer ____, Non-accelerated filer X ,  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 239,940,000 as of May 9, 2008.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

JADE ART GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
MARCH 31, 2008
ASSETS
Current Assets:
Cash	$684,103
Accounts receivable	3,874,424
Notes receivable	6,194,333
Total current assets	10,752,860

Property and equipment, net	3,989

Distribution right, net	68,128,278

Total Assets	$78,885,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$759,346
Loans from related party	3,000,000
Notes payable	5,460,962
Taxes payable	2,819,648
Notes payable -- Dividends	14,334,500
Total current liabilities	26,374,456

Total Liabilities	26,374,456

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Common stock par value $0.001; 500,000,000 shares authorized;
239,940,000 shares issued and outstanding	239,940
Additional paid in capital	2,227,810
Retained earnings	49,504,975
Accumulated other comprehensive income	537,946
Total stockholders’ equity	52,510,671

Total Liabilities and Stockholders’ Equity	$78,885,127

          The accompanying notes are an integral part of these consolidated financial statements.

JADE ART GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31
	2008	2007

Sales	$10,663,024	$-
Cost of sales	1,574,831	-
Gross profit	9,088,193	-
Selling, general and administrative expenses	718,715	-
Income from operations	8,369,478	-
Interest expense	20,274	-
Income before taxes from continuing operation	8,349,204	-
Income tax expense	2,330,560	-
Net income from continuing operations	6,018,644	-
Discontinued operations
Income from woodcarving operations, net of tax	96,751	1,941,937
Income on transfer of woodcarving operations, net of tax	55,322,615	-
Net income from discontinued operations	55,419,366	1,941,937
Net income	$61,438,010	$1,941,937
Basic and diluted earnings per share:
Income from continuing operations	$0.03	$ _
Income from discontinued operations	0.23	0. 01
Total basic and diluted earnings per share	$0.26	$0.01
Weighted average number of shares outstanding
Basic	239,940,000	224,940,000
Diluted	240,208,676	224,940,000
Comprehensive income
Net income	$61,438,010	$1,941,937

Other comprehensive income
Foreign currency translation adjustment	371,514	25,612

Net comprehensive income	$61,809,524	$1,967,549

The accompanying notes are an integral part of these consolidated financial statements.

JADE ART GROUP INC. & SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$6,018,644	$-
Adjustments to reconcile net income to net
Cash provided (used) by operating activities:
Net income from discontinued operations	55,419,366	1,941,937
Income on transfer of woodcarving operations	(55,322,615)	-
Depreciation and amortization	715,308	13,190
Valuation of warrants issued	183,598	-
Changes in operating assets and liabilities:
Accounts receivables	(3,482,875)	(941,276)
Other receivables	(401,040)	(1,812,621)
Prepaid expenses	32,256	45,283
Inventories	(95,631)	(3,568)
Other payables	-	(1,629)
Accounts payable and accrued expenses	734,889	868,924
Advances from customers	(59,191)	(22,352)
Taxes payable	2,488,607	(121,417)
Net cash provided by operating activities	6,231,316	(33,529)

CASH FLOWS (USED BY) INVESTING ACTIVITIES:
Notes receivable	(6,194,333)	-
Purchase of Distribution Right	(6,792,244)	-
Purchases of Property and equipment	(33,353)	(11,215)
Net cash (used by) investing activities	(13,019,930)	(11,215)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Proceeds from loans from related party	3,000,000	-
Proceeds from notes payable	3,800,000	-
Net cash from (used by) financing activities	6,800,000	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	371,514	25,612

NET INCREASE IN CASH	382,900	(19,132)

CASH, BEGINNING OF PERIOD	301,203	154,465

CASH, END OF PERIOD	$684,103	$135,333

The accompanying notes are an integral part of these consolidated financial statements.

JADE ART GROUP INC. & SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	THREE MONTHS ENDED MARCH 31
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the period for
Taxes	$587,778	$1,340,737
Interest	-	-

The accompanying notes are an integral part of these consolidated financial statements.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 -NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by Jade Art Group Inc. and its subsidiaries (collectively, the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the consolidated financial statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-Q for the five months ended December 31, 2007 (“2007 Form 10-Q”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The notes to financial statements included in the 2007 Form 10-Q should be read in conjunction with the accompanying interim financial statements. The consolidated operating results for the three months ended March 31, 2008 may not be indicative of operating results expected for the full year.

Basis of Presentation
Vella Productions Inc., the former registrant, was incorporated in the State of Nevada on September 30, 2005, and entered into an agreement and plan of merger (the "Merger Agreement") on October 1, 2007.  The parties to the Merger Agreement were Vella Productions Inc., its wholly-owned subsidiary, VLLA Merger Sub, Inc., and each of Guoxi Holding Limited ("GHL"), Hua-Cai Song, Fu-Lan Chen, Mei-Ling Chen, Chen-Qing Luo, Mei-Qing Zhang, Song-Mao Cai, Shenzhen Hua Yin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Sure Believe Enterprises Limited, Think Big Trading Limited, Huge Step Enterprises Limited and Billion Hero Investments Limited.

Pursuant to the Merger Agreement, GHL merged with VLLA Merger Sub, Inc, with GHL as the surviving entity. GHL has an operating subsidiary, Jiangxi XiDa (formerly known as Jiangxi Xi Cheong Lacquer, Inc.) (the “Merger Transaction”). Jiangxi XiDa was incorporated under the laws of the People’s Republic of China on December 4, 2006. The Company is located in Yujiang, Jiangxi Province. Jiangxi XiDa is engaged in the production of traditional art products, including religious woodcut lacquer, woodcut decorated furniture and woodcut decorations used in buildings and for display. As a result of the Merger Transaction, GHL became a wholly-owned subsidiary of the Company, which, in turn, made the Company the indirect owner of Jiangxi XiDa. Under the Merger Agreement, in exchange of surrendering their shares in GHL, the GHL shareholders received an aggregate of (i) 206,700,000 (68,900,000 before forward split) newly-issued shares of the Company's common stock, par value $.001 per share (the "Common Stock") and (ii) $14,334,500, in the form of promissory notes (representing payment for dividends). Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  Thus, the share exchange is equivalent to the issuance of stock by GHL for the net monetary assets of Vella Productions Inc. Based on the consent of the Jade Art Group’s Board and all the GHL shareholders, the promissory notes will be paid on or before March 31,

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 -NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

2009. Consideration, including participation in the promissory notes, was distributed pro ratably among the GHL shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction.

The acquisition has been accounted for as a recapitalization and, accordingly, these consolidated financial statements represent historical operations of Jiangxi XiDa and the capital structure of the former Vella Productions Inc.

On November 8, 2007, the Company amended and restated its Articles of Incorporation to reflect Jade Art Group Inc. as its new corporate name. On January 11, 2008, the Company formed a new wholly-owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited, to engage in the processing and sale of jadeite and jade.

On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the Agreement, XiKai Mining committed to sell to the Company 90% of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, for a period of 50 years (the “Exclusive Rights”). In exchange for these Exclusive Rights, the Company agreed to pay RMB 60 million (approximately $8.4 million) by March 31, 2009 to XiKai Mining and, to transfer to XiKai Mining 100% of our ownership interest in all of the Company’s woodcarving operations, which were contained in Jiangxi XiDa. This transfer of Jiangxi XiDa was made on February 20, 2008.

The Agreement further provides that production from XiKai Mining will be no less than 40,000 metric tons per year (the "Minimum Commitment"), with an initial average cost per ton to be paid by the Company not to exceed RMB 2,000 (approximately $285). The cost per ton paid by the Company shall be subject to renegotiation every five years during the term of the Agreement, with adjustments not to exceed 10% of the cost for the immediately preceding five year period. Failure by XiKai Mining to supply raw jade material ordered by the Company within the Minimum Commitment level during any of the initial five years of the Agreement entitles the Company to payment from XiKai Mining of RMB 18,000 (approximately $2,500) for each such ton ordered by but not supplied to the Company during any such fiscal year.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 -NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Method
The consolidated financial statements are prepared using the accrual method of accounting. The Company changed its fiscal year-end from July 31 to December 31 in fiscal year 2007.

Basis of Consolidation
The consolidated financial statements have been restated for all periods prior to the Merger Agreement to include the financial position, results of operations and cash flows of the commonly controlled companies. All material intercompany transactions have been eliminated in consolidation.

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

Foreign Currency Translation
The functional currency of the Company is the Chinese Yuan Renminbi (“RMB”).  Transactions denominated in foreign currencies are translated into US Dollars using (a) period end exchange rates as to assets and liabilities and (b) average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income.

Accounts Receivable and Notes Receivable
The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history with the customer and current relationships with them.  As of March 31, 2008, the Company considered all accounts and other receivables collectable and has not recorded a provision for doubtful accounts.

The Company has extended financial support to XiKai Mining, which is in the form of a Note Receivable. Management has reviewed the collectability of this Note and considers it collectable. Interest is recognized on a monthly basis.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 -NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition
The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  Sales revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.  The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the price charged for products and the collectability of those fees.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. Our revenues are recorded upon acceptance and the shipment of the product from the mine site. The customer is responsible for shipping from the mine site and the related costs. There were no advances from customers at March 31, 2008. There are no returns after the customer accepts the product.

Financial Instruments
Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The recorded amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value as of March 31, 2008.

Basic and Diluted Earnings per Share of Common Stock
In accordance with SFAS No. 128, “Earnings per Share,” basic earnings per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 -NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the calculation for the basic and diluted earnings per share computation for period indicated:

	Three months ended March 31
	2008	2007
Net income from continuing operation	$6,018,644	$-

Net income from discontinued operations	$55,419,366	$1,941,937
Weighted average shares outstanding
Basic	239,940,000	224,940,000
Effect of dilutive securities:
Warrants	268,676	_-_
Diluted	240,208,676	224,940,000
Earnings per share:

Basic and diluted from continuing operation	$0.03	$--
Basic and diluted from discontinued operations	$0.23	$0.01

Total basic and diluted	$0.26	$0.01

Recent Accounting Pronouncements

SFAS No. 141(R) - In December 2007, the Financial Accounting Standards Board (“FASB“) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective beginning with the Company’s first quarter 2009 fiscal period.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 -NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS No. 159 – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company adopted SFAS 159 on January 1, 2008, but the implementation of SFAS 159 did not have a significant impact on the Company's financial position or results of operations.

SFAS No. 160 - In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective beginning with the Company’s first quarter 2009 fiscal period. The adoption is not expected to have a significant effect in the Company’s results of operation as all of its subsidiaries are wholly-owned.

SFAS No. 161   In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced     disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
NOTE 2 – DISCONTINUED OPERATIONS

As discussed in Note 1, on January 18, 2008, the Company announced that it would transfer 100% of its ownership interest in Jiangxi XiDa and pay approximately $8.4 million to XiKai Mining and in return it would receive the Exclusive Rights to purchase 90% of the raw jade produced by XiKai Mining’s SheTai jade mine at prices determined as set forth in Note 1. The Company commenced its purchasing and subsequent resale of the raw jade in late January.  Jiangxi XiDa held all of the Company’s woodcarving operations, which constituted all of the Company’s previous business operations. The results of operations for the woodcarving business for the first quarters of 2008 and 2007 and the gain resulting from the transfer are presented in the Company’s Consolidated Statement of Operations as Discontinued Operations.

Accounting Principles Board Opinion No. 29, “Accounting for Non-monetary Transactions” (“APB 29”), requires that the cost of a non-monetary asset acquired in exchange for another non-monetary asset be the fair value of the asset surrendered to acquire it and that a gain or loss be recognized as a result of the exchange.  The Company’s woodcarving business was appraised at RMB 430,000,000 (equivalent to approximately $60,400,000). The net gain on the transfer of the Company’s woodcarving business was $55,322,615, after the deduction of the carrying value of the net assets of that business.

The following table summarizes the operating results of the Discontinued Operations for the periods indicated:

	Three months ended March 31
	2008	2007

Revenue	$615,930	$5,991,403
Operating expenses	519,157	4,049,466

Income from discontinued operations	$96,751	$1,941,937

NOTE 3    NOTES RECEIVABLE

The company has extended financial support to XiKai Mining. This advance amounted to $6,194,333 as of March 31, 2008, carries an interest rate of 4% commencing on April, 2008 and is payable by March 31, 2009.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4   INTANGIBLE ASSETS

Intangible Assets

As discussed in Note 2, the Company transferred its woodcarving operations and agreed to pay RMB 60 million (approximately $8.4 million) to XiKai Mining. In return, the Company received the Exclusive Rights to purchase 90% of the raw jade produced by XiKai’s SheTai mine at a fixed price for 5 years, subject to adjustment every 5 years thereafter. The woodcarving operations were assessed as having a value of $60,400,000, with a resulting net gain to the Company on the transfer of its woodcarving operations of $55,322,615.  This assessed value plus the cash payment is the basis of this Intangible Asset.

Intangible assets consisted of the following at March 31, 2008:

Distribution rights	$68,816,442
Less: Accumulated amortization	(688,164)
Net Intangible asset	68,128,278

Amortization expense on the Intangible asset has been included in Cost of Sales as it represents a component of the cost of the jade acquired by the company. The amortization expense was $688,164, and $0 for the three months ended March 31, 2008, and the three months ended March 31, 2007, respectively.

NOTE 5 – NOTES PAYABLE

During the three months ended March 31, 2008, the Company received funding from three parties, one of whom is a shareholder and related party. This funding totaled $6,800,000, is represented by three separate notes, carries an annual interest rate of 5% and the principal and interest are due on December 31, 2008. The funds were used to serve as registered capital for a wholly-owned subsidiary of the Company. The amount received from the related party was $3,000,000.

As discussed in Note 1, in exchange for the exclusive right  to purchase 90% of the jade from the XiKai Mining jade mine, Company agreed to pay RMB 60 million (approximately $8.4 million) to XiKai Mining by March 1, 2009. The amount remaining due on resulting from Agreement as of March 31, 2008 is equivalent to $1,660,962.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 5 – NOTES PAYABLE (continued)

On October 1, 2007, the Board of Directors of the Company declared $14,334,500 of dividends in the form of promissory notes, initially to be payable on or before the first year anniversary of the Merger Transaction. The Notes payable---Dividends were distributed pro ratably among the GHL shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction. Subsequently the Company and the GHL shareholders agreed to defer payment of these Notes until March 31, 2009.  See Note 1.

The Company had the following note payable obligations as of March 31, 2008:

Notes payable dividends,
Noninterest bearing and
Unsecured, due March 31, 2009	$14,334,500

Notes payable, interest of 5% per annum, and unsecured
Due December 31, 2009	3,800,000

Notes payable, related party
Interest of 5%, and unsecured, due December 31, 2008	3,000,000

Notes payable- XiKai Mining,
Noninterest bearing and
Unsecured, due March 1, 2009	1,660,962

Total	$22,795,462

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  MARCH 31, 2008

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employee Benefits

Most employees of the Company are members of the state-managed retirement benefit plan operated by the People’s Republic of China (“PRC”).  The Company is required to contribute a fixed percentage of payroll costs to the retirement benefit scheme to fund the benefits.  The only obligation of the Company with respect to the retirement plan is to make the specified contributions. The Company’s contributions to the plan for the three months ended March 31, 2008 and the three months ended March 31, 2007 were $0 and $20,074, respectively.

Lease Agreement

On December 10, 2007, the Company entered into a lease agreement for office space with GuoXi Group. The lease has a term of two years and requires monthly payments of $2,849 (RMB 20,000). Future minimum lease payments are as follows:

2008 (nine months)	$25,641
2009	34,188
$59,829

Rent expense for three months ended March 31, 2008 and the three months ended March 31, 2007 was $8,547 and $6,750, respectively.

NOTE 7 -  STATUTORY EARNINGS RESERVE

As stipulated by the Company Law of the PRC, net income after taxes can only be distributed as dividends after appropriation has been made for the following: (i) making up cumulative prior years’ losses, if any; (ii) allocations to the “reserve fund” of at least 10% of income after taxes, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; (iii) allocations to the “enterprise expansion fund” and “ Staff and worker’s bonus and welfare fund” of at least 10% and 5% respectively, if approved in the stockholders’ general meeting.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 8- STOCKHOLDERS’ EQUITY

On December 7, 2007, the Company’s Board of Directors approved a 3:1 forward stock split, in the nature of a share dividend, with respect to the shares of the Company’s common stock issued and outstanding at the close of business on December 28, 2007. The effect of the forward split has been retroactively applied to all prior stock transactions of the Company.

On January 17, 2008, the Company committed to issue 1,000,000 warrants at a price of $1.10 to its investor relations firm as part of a consulting agreement. The warrants were valued using the Black-Scholes option-pricing model with an assumed 314% volatility, a term of the warrant of three years, a risk free rate of 3% and a dividend yield of 0%.  The vesting schedule of these warrants includes 83,333 vesting during the second quarter of 2008, with the remaining 916,667 warrants vesting equally in the first day of the next 11 quarters.  These warrants can be exercised over a three year period.  Consistent with the provisions of SFAS No. 123®, “Share-Based Payment”, the consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting contract. The related expense for the three months ended March 31, 2008 is $183,598.

See Note 10 – Subsequent Events for the announcement of the Reverse Stock Split to be effective May 15, 2008.

NOTE 9 - CONCENTRATIONS OF RISK

Major Customers

For the three months ended March 31, 2008, the Company had five customers that generated sales totaling $9,795,730 or 92% of its total revenues.  At March 31, 2008, the receivable balance from these customers was $3,874,424 or 100% of the Company’s accounts receivable.  All of the Company’s revenue is derived from sources within the People’s Republic of China.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9 - CONCENTRATIONS OF RISK (Continued)

Major Suppliers

For the three months ended March 31, 2008, there was one supplier, XiKai Mining, from which the Company purchased all of its raw jade. The total amount purchased from this supplier during the first quarter was $1,248,931. At March 31, 2008, the account payable due to this vendor was $257,881 or 100% of total account payables. The Company has only one source for raw jade, its only product. If these were any interruption of this source of supply due to weather, earthquakes or the inability or unwillingness of XiKai Mining to provide the product, this would have a significant adverse impact on the Company’s operation.

NOTE 10 - SUBSEQUENT EVENTS

Reverse Stock Split (1:3)
On April 28, 2008, the Company announced that its Board of Directors authorized a one-for-three reverse stock split of its outstanding common stock.  The reverse stock split has also been approved by a majority of the Company’s shareholders.

The Company’s Board of Directors established the close of business of May 15, 2008 as the effective date for the reverse stock split. In accordance with the SEC’s codification of Staff Accounting Bulletins, Topic 4C, the earnings per share contained in these financials do not reflect the effect of this reverse stock split. The marketplace effective date, on which the reverse stock split will be reflected in trading on the OTC Bulletin Board, will be determined by NASDAQ.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

Jade Art Group Inc. (referred to in this Quarterly Report on Form 10-Q as “we” or the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “plan,” “will,” variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Forward-looking statements are subject to certain known and unknown risks and uncertainties, which may cause our actual results, performance or achievements to differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise forward-looking statements to reflect any future events or circumstances. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in our annual reports filed with the Securities and Exchange Commission, together with the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the, the availability of raw products and other supplies, competition, environmental risks, the prices of goods and services, government regulations, and political and economic factors in the People’s Republic of China (“China” or the “PRC”) in which our operating subsidiary operates.

Introduction

Jade Art Group Inc. is now a seller and distributor in China of raw jade, ranging in uses from decorative construction material for both the commercial and residential markets to high-end jewelry. For more than 30 years, Jade Art Group’s business consisted of manufacturing and selling hand and machine-carved wood products, such as furniture, architectural accents and Buddhist figurines in China. Commencing in 2007, we experienced a reduction of revenue from our woodcarving business, which largely resulted from increased competition. As a result, we decided to dispose of our wood products business and to enter the business of raw jade sales and distribution, which management believes presents better long-term growth potential.  On January 11, 2008, we formed a new wholly-owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited, to engage in the sale and distribution of raw jade throughout China. Our goal is to meet China’s increasing demand for jade and to eventually vertically integrate our raw jade distribution activities with jade processing, carving, polishing, and, later, retail sales.

On January 17, 2008, the Company entered into an Exclusive Distribution Right Agreement (the "Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the Agreement, XiKai Mining committed to sell to the Company 90% of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, for a period of 50 years (the “Exclusive Rights”). In exchange for these Exclusive Rights, the Company agreed to pay RMB 60 million (approximately $8.4 million) by March 31, 2009 to XiKai Mining and, to transfer to XiKai Mining 100% of our ownership interest in all of the Company’s woodcarving operations, which were contained in Jiangxi XiDa. This transfer of Jiangxi XiDa was made on February 20, 2008.

The price has been set for the first five years at the equivalent of $285 per metric ton, and is subsequently subject to renegotiation every five years with adjustments not to exceed 10%.  This mine commenced operation in 2002 and is estimated to have an annual operating capacity of approximately 40,000 tons by 2009.  It has one of the largest jade reserves in China. According to a survey report issued by the Inner Mongolia Geological Institution, the mine has proven and probable reserves of approximately six million tons. SheTai Jade is a form of jadeite found in the mountain ranges of Inner Mongolia, China. Due to its characteristics, SheTai jade has a broad spectrum of applications, ranging from commercial and residential construction, decorative jade artwork to intricately carved jade jewelry.

We commenced the distribution and sale of jade in January 2008. In the quarter ended March 31, 2008, we had entered into five contracts for the sale of raw jade. Subsequent to the end of the quarter, the Company entered into one additional contract. The total value of these contracts is estimated to be $42 million. Under these contracts, we are to receive 30% of the contracted value of the order before shipment, with the balance to be paid within 10 days after customer’s inspection and acceptance of the jade.

Results of Operations

The following table presents certain information derived from the consolidated statements of operations of the Jade Art Group, Inc and its subsidiaries (collectively, the “company”) for the three months ended March 31, 2008.

Three months ended
March 31, 2008
SALES	$10,663,024
COST OF SALES	1,574,831
GROSS PROFIT	9,088,193
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	718,715
INCOME FROM OPERATIONS	8,369,478
INTEREST EXPENSE	20,274
INCOME FROM CONTINUING OPERATIONS	8,349,204
INCOME TAX EXPENSE	2,330,560
NET INCOME FROM CONTINUING OPERATIONS	6,018,644
NET INCOME FROM DISCONTINUED OPERATIONS Income from woodcarving operation, net of tax Income on transfer of woodcarving, net of tax NET INCOME FROM DISCONTINUED OPERATIONS	96,751 55,322,615 55,419,366
NET INCOME	$61,438,010

SALES
As discussed in the Notes to the Consolidated Financial Statements, in the first quarter of 2008, the Company transitioned its business from woodcarving to the sale of raw jade.  The first sales of jade were made at the end of January 2008 and there were no comparable sales during 2007. The woodcarving business activity that occurred in the three months ending March 31, 2008 and the three months ending March 31, 2007, including the gain that was recorded in the 2008 period due to the transfer of the woodcarving business, has been presented as “Discontinued Operations”.

The revenue from the sale of raw jade was $10,663,024 during the three months ending March 31, 2008. The shipments of the raw jade reached approximately 3,385 metric tons, with an average sale price equivalent to approximately $3,150 during such period.

COST OF SALES
The reported Cost of sales for the three months ending March 1, 2008 was $1,574,831, which resulted from the company’s purchase of raw jade materials from SheTai mine and the amortization ($688,166) of the Intangible Assets pertaining to the exclusive distribution rights of the SheTai mine’s jade. Under the Exclusive Distribution Agreement signed with XiKai Mining Company, the purchase price for raw jade is RMB 2,000 per metric ton, which is equivalent to about $285.

GROSS PROFIT
The resulting Gross profit for the first three months of 2008 was $9,088,193, which represented approximately 85% of revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were $718,715 for the three months ending March 31, 2008, which was mainly comprised of sales commissions ($362,000), and administrative salaries, benefits, professional fees and other similar expenses.

INCOME BEFORE TAXES FROM CONTINUING OPERATIONS
Income before taxes from continuing operations was $8,349,204.

INCOME TAX EXPENSE
The Income tax expense pertaining to continuing operations for the three months ended March 31, 2008 was $2,330,560. The Company’s effective tax rate of 27.9% was higher than China’s statutory rate of 25% due to certain expenses not being deductible for PRC tax purposes.

NET INCOME FROM CONTINUING OPERATIONS
The Company recorded Net income from Continuing Operations of $6,018,644 during the first quarter of 2008.

NET INCOME FROM DISCONTINUED OPERATIONS
As noted above, the results from the woodcarving business activities are presented in the Company’s consolidated Financial Statements as pertaining to Discontinued Operations.  For the three months ending March 31, 2008 and 2007, the summary income statement for the woodcarving operations is as follows:

	Three months ending March 31
	2008	2007
REVENUE	$615,930	$5,991,403
COST OF SALES	440,006	3,516,638
GENERAL AND ADMINISTRATIVE EXPENSES	53,006	141,401
INCOME FROM OPERATIONS	122,916	2,333,364
INTEREST (INCOME) EXPENSE	(6,083)	8,196
INCOME TAX EXPENSE	32,249	383,231
NET INCOME	$96,751	$1,941,937

Additionally, as a result of the transfer of the woodcarving operations, the Company commissioned an appraisal to be conducted on the woodcarving operations in order to record the basis of the Intangible asset valuation of the Exclusive Distribution Rights pertaining to the raw jade produced by the SheTai mine.  In accordance with generally accepted accounting principles, any gain or loss resulting from this valuation less the associated costs has been recorded as a component of the discontinued operations.  The net gain of $55,322,615 was determined as the valuation of woodcarving operation of RMB430,000,000 (approximately $60,400,000) less the cost of the net assets of the woodcarving operations of RMB36,088,000 (approximately $5,100,000)

Under the tax laws of the People’s Republic of China, there is no income recognized from this transfer, and thus there is no tax provision resulting from this gain.

NET INCOME
The Net income for the three months ending March 31, 2008 was $61,438,010, as compared to $1,941,937 for the three months ending March 31, 2007. The increase in net income is principally due to the transfer of the Company’s woodcarving operation during the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2008, Cash and Cash Equivalents were $684,103 as compared to $135,333 as of March 31, 2007. The components of this $548,770 increase are reflected below.

Cash Flow
	Three Months Ended March 31

	2008	2007
Net cash provided (used) by operating activities	$6,231,316	$(33,529)
Net cash (used by) investing activities	$(13,019,930)	$(11,215)
Net cash provided by financing activities	$6,800,000	$0
Effect of exchange rate changes	$371,514	$25,612
Net cash inflow (outflow)	$382,900	$(19,132)

For the three months ended March 31, 2008 the Company met its working capital and capital investment requirements by using operating cash flows, and the issuance of Notes payable totaling $8,460,962, including $3,000,000 to related party and $1,660,962 payable to XiKai Mining resulting from the Exclusive Distribution Rights Agreement.

The Company has a number of financial obligations that are due on or before March 31, 2009, and as reflected in the Consolidated Financial Statements in Note 5, “Consolidated Financial Statements and Supplemental Data”, these consist of the following:

Description	Amount Due	Date Due
Notes Payable	$3,800,000	December 31, 2008
Notes Payable – Related Party	$3,000,000	December 31, 2008
Notes Payable – Dividends	$14,334,500	March 31, 2009
Note Payable – Distribution Rights	$1,660,962	March 31, 2009

The following table sets forth the information about the Company’s debt instruments as of March 31, 2008 (also see Note 5 of the Notes to Consolidated Financial Statements in Item 1, “Consolidated Financial Statements and Supplemental Data”):

	Year of Maturity
	2008	2009	2010
Notes payable including
Current portion	$6,800,000	$15,995,462	0
Average Interest Rate	5%	0%	n/a

Net Cash Provided by Operating Activities
During the three months ended March 31, 2008, we had positive cash flow from operating activities of $6,231,316, primarily attributable to net income from continuing operations of $6,018,644, and an increase in taxes payable of $2,488,607, partially offset by an increase of accounts receivable of $3,482,875. Net Cash Provided by Operating Activities during three months ended March 31, 2008 improved by $6,264,845 as compared to the three months ended March 31, 2007. The primary source of this was the level of net income from continuing operation in the three months ended March 31, 2008.

Net Cash Provided (Used) by Investing Activities and Financing Activities
The Company used $13,019,930 in its Investing Activities during the first three months of 2008.  Of that amount, $6,792,244 was in payment to XiKai Mining of the Company’s total commitment of RMB 60,000,000 (approximately $8.4 million) to XiKai Mining resulting from the Exclusive Distribution Rights Agreement.

During the first quarter the Company realized a net inflow from its Financing Activities of $6,800,000.  This resulted from the proceeds from notes payable totaling $6,800,000 received from three parties, including $3,000,000 from a related party and shareholder (largely offset by the advance of $6,194,333 to XiKai Mining).  XiKai Mining is the owner of the SheTai mine, which supplies the entire jade product sold by the Company.  These funds have been utilized by XiKai Mining to expand its ability to extract jade from the mine and thus increase the volume of the jade that the Company can access.  This note receivable accrues interest at an annual rate of 4% and is payable on March 31, 2009.  The Company may continue to provide financial support to XiKai Mining.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months. However there can be no guarantee that the fund and cash flows generated from operations will be adequate to satisfy the financial obligations of the Company that are due during the next twelve months.  If they are not, we would need to obtain additional funding through the issuance of debt or equity.  There can be no guarantee that we would be able to obtain such additional funding on terms satisfactory to management and our board of directors.
The Company had negative working capital as of March 31, 2008 of $15,621,596, reflecting the notes payable of $22,795,462 that are due on or before March 31, 2009.

The Company has indicated that it plans to expand its current business model from the sale of raw jade to include the processing of the jade into a finished product for sale to the ultimate consumer.  This expansion may include one or more acquisitions of companies involved in this processing.   We may not be able to identify, successfully integrate or profitably manage any businesses or business segment we may acquire, or any expansion of our business. An expansion may involve a number of risks, including possible adverse effects on our operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our condition and results of operations. We may affect an acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. In addition, if competition for acquisition candidates or operations were to increase, the cost of acquiring businesses could increase materially. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects.  We are not currently party to any contracts or other arrangements with respect to future acquisitions.

Critical Accounting Policies and Estimates
The accompanying unaudited consolidated financial statements have been prepared by Jade Art Group Inc. and its subsidiaries (collectively, the “Company”). These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the consolidated financial statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-Q for the five months ended December 31, 2007 (“2007 Form 10-Q”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The notes to financial statements included in the 2007 Form 10-Q should be read in conjunction with the accompanying interim financial statements. The consolidated operating results for the three months ended March 31, 2008 may not be indicative of operating results expected for the full year.

Accounting Method
The consolidated financial statements are prepared using the accrual method of accounting. The Company changed its fiscal year-end from July 31 to December 31 in fiscal year 2007.

Basis of Consolidation
The consolidated financial statements have been restated for all periods prior to the Merger Agreement to include the financial position, results of operations and cash flows of the commonly controlled companies. All material intercompany transactions have been eliminated in consolidation.

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

Foreign Currency Translation
The functional currency of the Company is the Chinese Yuan Renminbi (“RMB”).  Transactions denominated in foreign currencies are translated into US Dollars using (a) period end exchange rates as to assets and liabilities and (b) average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income.

Accounts Receivable and Notes Receivable
The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history with the customer and current relationships with them.  As of March 31, 2008, the Company considered all accounts and other receivables collectable and has not recorded a provision for doubtful accounts.

The company has extended financial support to XiKai Mining, which is in the form of a Note Receivable. Management has reviewed the collectability of this Note and considers it collectable. Interest is recognized on a monthly basis.

Revenue Recognition
The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  Sales revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.  The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the price charged for products and the collectability of those fees.  Our revenues are recorded upon acceptance and the shipment of the product from the mine site. The customer is responsible for shipping from the mine site and the related costs. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. There were no advances from customers at March 31, 2008. There are no returns after the customer accepts the product.

Basic and Diluted Earnings per Share of Common Stock
In accordance with SFAS No. 128, “Earnings per Share,” basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There were no changes in internal controls over financial reporting that occurred during the period from January 1, 2008 through March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Related to the Company Business and Industry

Senior management has not operated in any aspect of the jade industry before, and there is no guarantee that we will be able to do so successfully.

Our senior management has no operating history on which an evaluation of our business and prospects in the jade industry can be made. Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by companies in early stages of development. Such risks generally include, but are not necessarily limited to, the failure to develop or profitably exploit markets for the sale of the jade; the failure of our current supplier to supply adequate quantities of jade to allow us to operate profitably notwithstanding our agreement; the failure to raise sufficient funds to acquire businesses we may identify to facilitate obtaining new suppliers of jade production, or to actually acquire any such businesses which we may so identify for which we may have raised sufficient funds, or to successfully integrate any such business which we may actually acquire; the failure to anticipate and adapt to developing markets and/or to new governmental regulations or domestic or foreign trade restrictions; the failure to successfully compete against current or new competitors in the markets in which we compete; the rejection of our products by our customers; and the failure to successfully complete any of our business goals on a timely basis.

Our cash flow depends heavily on the market price for jade.

The cash flow and profitability of our current operations are significantly affected by the market price of jade that is affected by numerous factors beyond our control. Specifically, the prices for jade may be affected by the type and amount of commercial and residential construction in the People’s Republic of China (PRC) and elsewhere, for which construction jade such as ours is used; and the prices for gem quality jade depend on market demand, also beyond our control. Factors that could cause such volatility include, among other things: conditions or trends in the mining industries and governmental regulations that affect such industries; changes in the market valuations of other companies against whom we compete; general market and economic conditions domestically and worldwide; general trade restrictions imposed by various countries; and political events, including actions by the PRC government which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition, as well as international reaction to political and economic events and developments in the PRC.

Changes in consumer preferences could reduce the demand for jade.

Although demand and prices for jade have been relatively strong in recent years, we are unable to predict future demand and prices, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or price can be sustained. Any change in the preferences of consumers could reduce the demand for jade. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our jade, loss of contracts with our third party distributors and lower profit margins.

An economic downturn in China could reduce demand for our product.

The use of jade is a luxury product that is not a necessity.  Thus, the sale of jade by our third party distributors may be subject to seasonal or cyclical downturns that will be unable to control.  In an economic downturn, less people may be willing to purchase luxuries such as products made of jade.  Consequently, in such a downturn, the demand for our products is likely to suffer.

We face significant actual and potential competition for our products.

We must compete in a market with companies that have significantly greater experience and history in the jade industry, have resources greater than ours and have established business relationships and distribution channels better developed than ours. We will compete with numerous jade suppliers worldwide, many of whom possess substantially greater financial and other resources than us, including experience and the ability to leverage economies of scale and to sell products competitive with ours at a price more attractive to our purchasers, and who have established reputations in the markets in which we will compete. There can be no assurance that our products could compete effectively with such competitors.

We also compete with other stone distributors, including distributors of granite, marble, limestone, travertine and other natural stones. Additionally, we compete with manufacturers of so-called “engineered stone” as well as manufacturers of other building materials like concrete, aluminum, glass, wood and other materials. We compete with providers of these materials on the basis of price, availability of supply, end-user preference for certain colors, patterns or textures, and other factors.

We currently rely on a single jade supplier for our raw jade, and we may lose sales if our supplier fails to meet our needs.

We have a distribution agreement with XiKai mining whereby it has agreed to sell to us 90% of the jade it produces from its SheTai jade mine which represents our sole source of jade. There can be no assurance that we will be able to find other supplies should that become necessary, and there can be no guarantee that it will not become necessary.

We may not be able to enforce our agreement with XiKai.

We are wholly dependent on XiKai Mining for our jade. There is no guarantee that XiKai will choose to continue to honor its agreement or that we would be able to enforce our agreement in the Chinese courts if it were necessary to do so. Even if the courts are available to us, the costs of litigation could be substantial and the results uncertain.

Our supplier could be unable to meet our needs.

There can be no assurance that XiKai Mining will be able to continue to successfully produce and distribute to us sufficient jade to enable us to realize anticipated profits. Even if XiKai desires to meet our needs it could be unable to do so because of events beyond its control, including, but not limited to: geological events, such as an earthquake, that disrupts or makes temporarily or permanently impossible the continued exploitation of XiKai Mining's mines; a loss of necessary government permits or unanticipated adverse governmental regulation of jade production; labor unrest; equipment failures, accidents and work injuries, a deterioration in the quality of the jade at XiKai's mine or economic events that result in XiKai's inability to mine or supply jade.

The mine is concentrated in one geographic region, which could cause it to be impacted by regional events.

The jade that we distribute is located exclusively in the She Tai Jade Mine in Inner Mongolia. Because of this geographic concentration, local or regional events, such as natural disasters, may increase costs, reduce availability of equipment or supplies, reduce demand or limit production. As a result, any such event may impact our gross profit from our jade.

We will face strong competition from other companies should we ever need or desire to establish a new or additional supplier of jade.

We may need or otherwise desire to replace and/or expand our supplies through the negotiation of new agreements with XiKai and/or other producers. There can be no assurance that we will be able to negotiate any such agreement, or that if we do we will be able to negotiate such an agreement on terms that are favorable to us, or even if we do negotiate favorable terms that any such agreement will not also be subject to the same risks as our current agreement with XiKai Mining described elsewhere herein. In addition, there is a limited supply of desirable mining lands available in the PRC and elsewhere where exploration, mining and/or production activities may be conducted. Because we could face strong competition from other companies for favorable distribution agreements with companies that mine and supply raw jade, some of whom may be able to leverage greater economies in negotiating distribution arrangements than we are, we may be unable to adequately replace or supplement the desired supply arrangement that we currently have with XiKai Mining.

The mining industry in the PRC also has drawbacks that the mining industry does not have within the United States.

The mining industry in the PRC also has drawbacks that the mining industry does not have within the United States. For instance:

In China, insurance coverage is a relatively new concept compared to that of the United States and for certain aspects of a business operation insurance coverage is restricted or expensive. Workers' compensation for employees in the PRC may be unavailable or, if available, insufficient to adequately cover such employees.

The environmental laws and regulations in the PRC set various standards regulating certain aspects of health and environmental quality, including, in some cases, the obligation to rehabilitate current and former facilities and locations where operations are or were conducted.

Violation of such standards could result in a temporary or permanent restriction by the PRC of the mining operations of XiKai Mining and could negatively impact our business.

Our expanding operations risk.

We may not be able to manage our expanding operations effectively. We anticipate significant continued expansion of this business as we address market opportunities and growth in our customer base. To manage the potential growth of our operations and personnel, we will need to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. There can be no assurance that new management will be able to properly manage the direction of our Company or that any intended change in our business focus will be successful. If our management fails to properly manage and direct our Company, our Company may be forced to scale back or abandon our existing operations, which could cause the value of our shares to decline.

We may be unsuccessful in any future strategy to acquire complementary businesses or expand into carving, processing, and retail sale of jade.

Our potential business strategy in the future includes expanding our business capabilities through both internal growth and the acquisition of complementary businesses related to the carving processing and retail sale of jade. We may be unable to find additional complementary businesses to acquire or we may be unable to enter into additional agreements in order to expand our current business.

Completion of future acquisitions also would expose us to potential risks, including risks associated with:

o	the assimilation of new operations, technologies and personnel;
o	unforeseen or hidden liabilities;
o	the diversion of resources from our existing businesses;
o	the inability to generate sufficient revenue to offset the costs and expenses of acquisitions; and
o	the potential loss of, or harm to relationships with, employees, customers and suppliers as a result of the integration of new businesses.

Risks related to doing business in China.

Adverse changes in economic and political policies of government of the PRC could have a material adverse effect on the overall economic growth of PRC, which could adversely affect our business.  Because our operations are all located outside of the United States and are subject to Chinese laws, any change of Chinese laws may adversely affect our business and results of operations.

As all of our existing operations are located in the PRC, this exposes us to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations, exposure to possible expropriation or other Chinese government actions, and unsettled political conditions. These factors may have a material adverse effect on our business, results of operations and financial condition.

The PRC’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources.  While the PRC’s economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The government of the PRC has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

We face risks associated with currency exchange rate fluctuation, any adverse fluctuation may adversely affect our anticipated operating margins.

Although we are incorporated in the United States, all of our current revenues are in Chinese currency. Conducting business in currencies other than US dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our operating results reported in US dollars. Fluctuations in the value of the US dollar relative to the Renminbi could impact our revenue, cost of revenues and operating margins. Historically, we have not engaged in exchange rate hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of our own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

The Chinese legal and judicial system may negatively impact foreign investors.

In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes. The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on the Company's business and prospects.

The practical effect of the PRC legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual “statutory audit” be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Because most of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce U.S. court judgments against them.

All but one of our directors and officers reside outside of the United States and all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under United States Federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the United States Federal securities laws.

Economic reform issues.

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

Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in future dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date, reforms to China’s economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the United States Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which is known to experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company or the companies in which we invest may engage that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our company or the companies in which we invest may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Risks Related to the Company.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Certain individuals who now constitute our senior management have never had responsibility for managing a publicly traded company.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Such testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the Commission or other applicable regulatory authorities.

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders want it to occur.

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of March 31, 2008, in the aggregate, approximately 53% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

We depend on key personnel and have no key man insurance.

We depend on our key management and other personnel. The unavailability or departure of such key personnel may seriously disrupt and harm our operations, business and the implementation of our business strategy and plans.  Although most of these personnel are founders and stockholders, there can be no assurance that we can be successful in retaining them. We do not have key man insurance.

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

Our common stock is currently listed for trading in the Over-The-Counter Bulletin Board, owned and operated by FINRA, Inc. (formerly NASD, Inc.) which is generally considered to be less efficient than the NASDAQ market or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock”: to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules” investors will find it more difficult to dispose of our securities.

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

We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. Additionally, current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such reserve account may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.  Lack of a dividend can further affect the market value of our common stock, and could significantly affect the value of any investment in us.

Risks related to financial reports and estimates.

We are subject to critical accounting policies and actual results may vary from our estimates. We follow generally accepted accounting principles in the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments concerning future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses reported in our financial statements. We believe that these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in the future.

Item 2.  Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

The Company entered into a letter agreement dated January 17, 2008 (the “Agreement”), with an investor relations firm (the “IR Firm”) under which the IR Firm would provide certain investor relations and financial communication services to the company.  Under the Agreement, the Company has agreed to pay a monthly cash retainer to the IR Firm and has granted to the IR Firm warrants to purchase a total of 1,000,000 shares of the Company’s common stock, at a price of $1.10 per share.  The warrants were valued using the Black-Scholes option-pricing model with an assumed 314% volatility, a three year term for the warrants, a risk free rate of 3% and a dividend yield of 0%. The warrants may be exercised through the third anniversary of the date of the Agreement, and vest in 12 quarterly installments in equal amounts beginning in the second quarter of 2008.

 The warrants were granted pursuant to a privately negotiated transaction between the Company and one other party which did not involve a public offering in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D there under.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to Vote of Security Holders.

As previously disclosed in the report on Form 8-K filed on March 10, 2008 and in the report on Form 10-Q for the transition period ended December 31, 2007, in the first quarter of 2008, a majority of the shareholders of the Company executed a written consent in favor of the disposition of the Company's wood carving business by means of the transfer of 100% of the shares of the Company's indirectly held subsidiary, Jiangxi XiDa Wooden Carving Lacquerware Co., LTD., ("Jiangxi Wood").  The disposition of Jiangxi Wood occurred in connection with the Company's determination to change its business focus to the sale and distribution of jade.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JADE ART GROUP INC.
Date: May 14, 2008		/s/ Hua-Cai Song
	Name:	Hua-Cai Song
	Title:	Chief Executive Officer
Date: May 14, 2008		/s/ Chen-Qing Luo
	Name:	Chen-Qing Luo
	Title:	Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer