Form 10-Q
period 2008-06-30
Jade Art Group Inc.
filed 2008-08-14
CIK 1370823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarter period from April 1, 2008 to June 30, 2008

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 333-137134

                               JADE ART GROUP INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                            71-1021813
--------------------------------------------------------------------------------
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                          Identification Number)

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

Large accelerated filer |_| Accelerated filer |_|, Non-accelerated filer |X|, Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 79,980,000 as of June 30, 2008.

================================================================================

                                Table of Contents

Part I - Financial Information
         Item 1.  Financial Statements                                        1
         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       17
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk  24
         Item 4.  Controls and Procedures                                     25
Part II - Other Information
         Item 1.  Legal Proceedings                                           26
         Item 1A. Risk Factors                                                26
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds 37
         Item 3.  Defaults Upon Senior Securities                             37
         Item 4.  Submission of Matters to a Vote of Security Holders         37
         Item 5.  Other Information                                           37
         Item 6.  Exhibits                                                    38

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2008

ASSETS
Current Assets:
Cash                                                                    482,238
Accounts receivable                                                     661,086
Notes receivable                                                     14,211,892
                                                                     ----------
Total current assets                                                 15,355,216

Property and equipment, net                                               3,888
                                                                     ----------

Distribution right, net                                              67,413,848
                                                                     ----------

Total Assets                                                         82,772,952
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                   908,185
Loans from related party                                              3,000,000
Notes payable                                                         7,000,000
Taxes payable                                                         1,505,488
Dividend payable                                                     14,334,500
                                                                     ----------
Total current liabilities                                            26,748,173
                                                                     ----------

Total Liabilities                                                    26,748,173
                                                                     ==========

Stockholders' Equity:
Common stock par value $0.001; 500,000,000 shares authorized;
 79,980,000 shares issued and outstanding, retroactively restated        79,980
Additional paid in capital                                            2,704,052
Retained earnings                                                    52,482,847
Accumulated other comprehensive income                                  757,900
                                                                     ----------
Total stockholders' equity                                           56,024,779
                                                                     ----------

Total Liabilities and Stockholders' Equity                           82,772,952
                                                                     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                     JUNE 30
                                                  ------------------------    ------------------------
                                                     2008          2007          2008          2007
Sales                                              6,722,753            --    17,385,777            --
Cost of sales                                      1,225,155            --     2,799,986            --
                                                  ----------    ----------    ----------    ----------
Gross profit                                       5,497,598            --    14,585,791            --

Operating expenses:
  Selling, general and administrative
  expenses                                           817,598            --     1,556,587            --
                                                  ----------    ----------    ----------    ----------
Operating income                                   4,680,000            --    13,029,204            --

Other income (expenses):
  Interest expense                                   210,685            --       210,685            --
                                                  ----------    ----------    ----------    ----------
Income before taxes from continuing operations     4,469,315            --    12,818,519            --

Income tax expense                                 1,491,443            --     3,822,003            --
                                                  ----------    ----------    ----------    ----------
Net income from continuing operations              2,977,872            --     8,996,516            --
Discontinued operations, net of tax:
  Income from woodcarving operations, net
  of tax                                                  --     2,050,980        96,751     3,992,917
  Income due to transfer of woodcarving
  operations, net of tax                                  --            --    55,322,615            --
                                                  ----------    ----------    ----------    ----------
Net income from discontinued operations                   --     2,050,980    55,419,366     3,992,917
                                                  ----------    ----------    ----------    ----------
Net Income                                         2,977,872     2,050,980    64,415,882     3,992,917
                                                  ==========    ==========    ==========    ==========
Basic Earnings Per Share:
  Income from Continuing Operations                     0.04            --          0.11            --
  Income from Discontinued Operations                     --          0.03          0.69          0.05
                                                  ----------    ----------    ----------    ----------
Total Basic Earnings Per Share                          0.04          0.03          0.80          0.05
                                                  ==========    ==========    ==========    ==========
Diluted Earnings Per Share:
  Income from Continuing Operations                     0.04            --          0.11            --
  Income from Discontinued Operations                     --          0.03          0.69          0.05
                                                  ----------    ----------    ----------    ----------
Total Diluted Earnings Per Share                        0.04          0.03          0.80          0.05
                                                  ==========    ==========    ==========    ==========
Weighted Average Number of Shares
Outstanding
Basic                                             79,980,000    74,980,000    79,980,000    74,980,000
                                                  ==========    ==========    ==========    ==========
Diluted                                           81,007,839    74,980,000    80,900,513    74,980,000
                                                  ==========    ==========    ==========    ==========

Other Comprehensive Income:
  Net Income                                       2,977,872     2,050,980    64,415,882     3,992,917
  Foreign Currency
  Translation Adjustment                             219,954        67,575       591,468        93,187
                                                  ----------    ----------    ----------    ----------
Net Comprehensive Income                           3,197,826     2,118,555    65,007,350     4,086,104
                                                  ==========    ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       JADE ART GROUP INC. & SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     SIX MONTHS ENDED JUNE 30
                                                   ----------------------------
                                                       2008            2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                 8,996,516              --
Adjustments to reconcile net income to net
  Cash provided (used) by operating activities:
Net income from discontinued operations              55,419,366       3,992,917
  Income on transfer of woodcarving operations      (55,322,615)             --
  Depreciation and amortization                       1,429,839          38,054
  Valuation of warrants and options issued              499,880              --
Changes in operating assets and liabilities:
  Accounts receivables                                 (269,537)     (1,108,684)
  Other receivables                                    (401,040)     (4,164,574)
  Prepaid expenses                                       32,256          75,527
  Inventories                                           (95,631)        (27,644)
  Other payables                                        321,602         625,719
  Accounts payable and accrued expenses                 883,728         818,539
  Advances from customers                               (59,191)        (48,962)
  Taxes payable                                       1,174,447        (260,847)
                                                   ------------    ------------
Net cash provided (used) by operating activities     12,609,620         (59,955)
                                                   ------------    ------------

CASH FROM (USED BY) INVESTING ACTIVITIES:
  Purchase of Distribution Right                     (8,774,808)             --
  Notes receivable                                  (14,211,892)             --
  Purchases of Property and Equipment                   (33,353)        (30,420)
                                                   ------------    ------------
Net cash (used by) investing activities             (23,020,053)        (30,420)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans from related party              3,000,000              --
  Proceeds from notes payable                         7,000,000              --
                                                   ------------    ------------
Net cash from financing activities                   10,000,000              --
                                                   ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 591,468          93,187
                                                   ------------    ------------
NET INCREASE IN CASH                                    181,035           2,812

CASH, BEGINNING OF PERIOD                               301,203         154,465
                                                   ------------    ------------
CASH, END OF PERIOD                                     482,238         157,277
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       JADE ART GROUP INC. & SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                       SIX MONTHS ENDED JUNE 30
                                                          2008          2007
                                                       ----------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Cash paid during the period for
        Taxes                                          $4,175,217    $2,903,698
        Interest                                               --            --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 1 -    NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES

            The accompanying unaudited consolidated financial statements have been prepared by Jade Art Group Inc. and its subsidiaries (collectively, the "Company"). These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes are necessary for a fair presentation of the consolidated financial statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-Q for the five months transition period ended December 31, 2007 ("2007 Form 10-Q"). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The notes to financial statements included in the 2007 Form 10-Q should be read in conjunction with the accompanying interim financial statements. The consolidated operating results for the six months ended June 30, 2008 may not be indicative of operating results expected for the full year.

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

            Pursuant to the Merger Agreement, GHL merged with VELLA Merger Sub, Inc, with GHL as the surviving entity. GHL has an operating subsidiary, Jiangxi XiDa (formerly known as Jiangxi Xi Cheong Lacquer, Inc.) (the "Merger Transaction"). Jiangxi XiDa was incorporated under the laws of the People's Republic of China on December 4, 2006 and is located in Yujiang, Jiangxi Province. Jiangxi XiDa is engaged in the production of traditional art products, including religious woodcut lacquer, woodcut decorated furniture and woodcut decorations used in buildings and for display. As a result of the Merger Transaction, GHL became a wholly-owned subsidiary of the Company, which, in turn, made the Company the indirect owner of Jiangxi XiDa. Under the Merger Agreement, in exchange of surrendering their shares in GHL, the GHL shareholders received an aggregate of (i) 206,700,000 (68,900,000 before forward split) newly-issued shares of the Company's common stock, par value $.001 per share (the "Common Stock") and (ii) $14,334,500, in the form of promissory notes (representing payment for dividends - see
            Note 6). Under accounting principles generally accepted in the United States, the Share Exchange is considered to be a capital transaction in substance, rather than a business combination. Thus, the Share Exchange was equivalent to the issuance of stock by GHL for the net monetary assets of Vella Productions, Inc. Based on the consent of the Company's Board and all of the GHL shareholders, the promissory notes are due to be paid on or before March 31, 2009.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

            On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the Agreement, XiKai Mining commited to sell to the Company 90% of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, for a period of 50 years (the "Exclusive Rights"). In exchange for these Exclusive Rights, the Company agreed to pay XiKai Mining RMB 60 million (approximately $8.7 million) by March 31, 2009 and, to transfer to XiKai Mining 100% of the Company's ownership interest in all of its woodcarving operations, which were contained in Jiangxi XiDa. This transfer of Jiangxi XiDa was made on February 20, 2008.

            The Agreement further provides that production from XiKai Mining will be no less than 40,000 metric tons per year (the "Minimum Commitment"), with an initial average cost per ton to be paid by the Company not to exceed RMB 2,000 (approximately $291). The cost per ton paid by the Company shall be subject to renegotiation every five years during the term of the Agreement, with adjustments not to exceed 10% of the cost for the immediately preceding five year period. The failure by XiKai Mining to supply raw jade material ordered by the Company which does not equal or exceed the Minimum Commitment during any of the initial five years of the Agreement would entitle the Company to payment from XiKai Mining of RMB 18,000 (approximately $2,500) for each such ton ordered by but not supplied to the Company during any such fiscal year.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Accounting Method

            The consolidated financial statements are prepared using the accrual method of accounting. The Company changed its fiscal year-end from July 31 to December 31 in fiscal year 2007.

            Basis of Consolidation

            The consolidated financial statements have been restated for all periods prior to the Merger Transaction to include the financial position, results of operations and cash flows of the commonly controlled companies. All material intercompany transactions have been eliminated in consolidation.

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

            Foreign Currency Translation

            In accordance with SFAS No.52 "Foreign currency translation", the functional currency of the Company is the Chinese Yuan Renminbi ("RMB"). Transactions denominated in foreign currencies are translated into US Dollars using (a) period end exchange rates as to assets and liabilities and (b) average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income.

            Accounts Receivable and Notes Receivable

            The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management's assessment of the credit history with the customer and current relationships with them. As of June 30, 2008, the Company considered all accounts and other receivables collectible and has not recorded a provision for doubtful accounts.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Revenue Recognition

            The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Sales revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the price charged for products and the collectibility of those fees. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. There were no advances from customers at June 30, 2008. No returns are permitted after the customer accepts the product.

            Financial Instruments

            Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The recorded amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value as of June 30, 2008.

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

            The following table summarizes the calculation for the basic and diluted earnings per share computation for period indicated:

                                                                 Three months ended June 30         Six months ended June 30
                                                                 ---------------------------       ---------------------------
                                                                    2008             2007             2008              2007
            Continued operating income                            2,977,872               --        8,996,516               --
            Discontinued operating income                                --        2,050,980       55,419,366        3,992,917
            Weighted average shares outstanding:
              Basic                                              79,980,000       74,980,000       79,980,000       74,980,000
            Effect of dilutive securities:
              Warrants and options                                1,027,839               --          920,513               --
              Diluted                                            81,007,839       74,980,000       80,900,513       74,980,000
            Basic Earnings Per Share:
                 Income from Continuing Operations                     0.04               --             0.11               --
                 Income from Discontinued Operations                     --             0.03             0.69             0.05
            Total Basic Earnings Per Share                             0.04             0.03             0.80             0.05
            Diluted Earnings Per Share:
                 Income from Continuing Operations                     0.04               --             0.11               --
                 Income from Discontinued Operations                     --             0.03             0.69             0.05
            Total Diluted Earnings Per Share                           0.04             0.03             0.80             0.05

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Recent Accounting Pronouncements

            SFAS No. 141(R) - In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective beginning with the Company's first quarter 2009 fiscal period. The Company expects that SFAS No. 141 (R) will have an impact on its consolidated financial statements when effective assuming any acquisitions are consummated after the effective date, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any business combination.

            SFAS No. 159 - In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008, but the implementation of SFAS 159 did not have a significant impact on the Company's financial position or results of operations.

            SFAS No. 160 - In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective beginning with the Company's first quarter 2009 fiscal period. The adoption is not expected to have a significant effect in the Company's results of operations because all of its subsidiaries are wholly-owned.

            SFAS No. 161 In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which will be effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity's financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Recent Accounting Pronouncements (continued)

            On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

            The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

NOTE 2 -    DISCONTINUED OPERATIONS

            As discussed in Note 1, on January 18, 2008, the Company announced that it would transfer all of its ownership interest in Jiangxi XiDa and pay approximately $8.4 million to XiKai Mining in exchange for the Exclusive Rights to purchase 90% of the raw jade produced by XiKai Mining's SheTai jade mine at a predetermined price. The Company commenced its purchasing and subsequent resale of the raw jade in late January. Jiangxi XiDa held all of the Company's woodcarving operations, which constituted all of the Company's previous business operations. The results of operations for the woodcarving business for the first quarters of 2008 and 2007 and the gain resulting from the transfer are presented in the Company's Consolidated Statements of Operations as Discontinued Operations.

            Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions" ("APB 29"), requires that the cost of a non-monetary asset acquired in exchange for another non-monetary asset be the fair value of the asset surrendered to acquire it and that a gain or loss be recognized as a result of the exchange. As of January 18, 2008, the Company's woodcarving business was appraised at RMB 430,000,000 (equivalent to approximately $60,400,000). The net gain on the transfer of the Company's woodcarving business was $55,322,615, after the deduction of the carrying value of the net assets of that business.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 2 -    DISCONTINUED OPERATIONS (Continued)

            The following table summarizes the operating results of the Discontinued Operations for the periods indicated:

                                               Three months ended June 30      Six months ended June 30
                                               --------------------------    ---------------------------
                                                  2008           2007            2008            2007
Revenue                                                --      6,480,181         615,930      12,471,584

Operating expenses                                     --     (4,429,201)       (519,179)     (8,478,667)
                                              -----------    -----------     -----------     -----------

Income from discontinued operations                    --      2,050,980          96,751       3,992,917
                                              ===========    ===========     ===========     ===========

NOTE 3 -    NOTE RECEIVABLE

            The Company has extended financial support to XiKai Mining, who supplies 100% of the Company's jade product, in the form of advances in the total amount of $8,017,559 for the three months ended June 30, 2008. These advances resulted in the note receivable increase to $14,211,892 as of June 30, 2008 from $6,194,333 as of March 31,
            2008. The term of this receivable agreement was amended in June 2008. The note receivable carries an interest rate of 4%, commencing on July 1, 2008 and is payable by December 31, 2008. Interest is recognized on a monthly basis. No interest was accrued during the three months ended June 30, 2008.

NOTE 4 -    NOTES PAYABLE

            During the three months ended June 30, 2008, the Company received funding from four parties, one of whom is a shareholder and related party. This funding totaled $10,000,000, is represented by four separate notes, each note carries an annual interest rate of 5%, with all principal and interest being due on various dates from December 6, 2008, through June 1, 2009. (see the following table). The funds were used to serve as registered capital for a wholly-owned subsidiary of the Company to provide working capital for the subsidiary's operations. The amount received from the related party was $3,000,000. Accrued interest payable was totaled at $210,685 at June 30, 2008.

            As discussed in Note 1, in exchange for the Exclusive Rights, the Company agreed to pay RMB 60 million (approximately $8.7 million) to XiKai Mining by March 1, 2009. The entire amount of RMB 60 million (approximately $8.7 million) was paid during the six months ended June 30, 2008.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 4 -    NOTES PAYABLE (continued)

            On October 1, 2007, the Board of Directors of the Company declared dividends of $14,334,500 in the form of non-interest bearing promissory notes, initially to be payable on or before the first year anniversary of the Merger Transaction. The dividends (i.e., promissory notes) were distributed pro ratably among the GHL shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction. Subsequently, the Company and the GHL shareholders agreed to defer payment of these notes until March 31, 2009. See Note 1.

            The Company had the following note payable obligations as of June 30, 2008:

        Notes payable dividends,
            noninterest bearing and
            unsecured, due March 31, 2009                                      $14,334,500

        Notes payable, interest of 5% per annum, and unsecured,
            due December 6, 2008                                                 3,000,000
            due December 31, 2008                                                1,000,000
            due April 29, 2009                                                   1,000,000
            due May 4, 2009                                                        600,000
            due May 7, 2009                                                        200,000
            due May 11, 2009                                                       200,000
            due June 1, 2009                                                     1,000,000

        Notes payable, related party,
             interest of 5% per annum, and unsecured, due December 31, 2008      3,000,000
                                                                               -----------
        Total                                                                  $24,334,500
                                                                               ===========

NOTE 5 -    INTANGIBLE ASSETS

            Intangible Assets

            As discussed in Note 2, on January 18, 2008, the Company transferred its woodcarving operations and agreed to pay RMB 60 million (approximately $8.7 million) to XiKai Mining. In return, the Company received the Exclusive Rights to purchase 90% of the raw jade produced by XiKai's SheTai mine at a fixed price for 5 years, subject to adjustment every 5 years thereafter. At time of the transfer, the woodcarving operations were valued at $60,400,000, which resulted in a net gain to the Company on the transfer of its woodcarving operations of $55,322,615. The appraised value plus the cash payment (approximately $8.7 million) is the basis of this intangible asset.

            Intangible assets consisted of the following at June 30, 2008:

                    Distribution rights                   $ 68,816,442
                    Less: Accumulated amortization          (1,402,594)
                                                          ------------
                    Net intangible asset                    67,413,848
                                                          ============

            Amortization expense on the intangible asset has been included in Cost of Sales as it represents a component of the cost of the jade acquired by the Company. The amortization expense was $714,430 for the six months ended June 30, 2008.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 6 -    NOTES PAYABLE -- DIVIDENDS

            On October 1, 2007, the Board of Directors of the Company declared $14,334,500 of dividends in the form of promissory notes, initially to be payable on or before the first year anniversary of the Merger Transaction. The Notes payable---Dividends were distributed pro ratably among the GHL shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction. Subsequently, the Company and the GHL shareholders agreed to defer payment of these Notes until March 31, 2009. See Note 1.

NOTE 7 -    COMMITMENTS AND CONTINGENCIES

            Employee Benefits

            Most employees of the Company are members of the state-managed retirement benefit plan operated by the People's Republic of China ("PRC"). The Company is required to contribute a fixed percentage of the payroll costs of these employees to the retirement benefit plan to fund the benefits. The only obligation of the Company with respect to the retirement plan is to make the specified contributions. The Company's contributions to the plan for the six months ended June 30, 2008 and 2007 were $0 and $71,120 respectively.

            Lease Agreement

            On December 10, 2007, the Company entered into a lease agreement for office space with GuoXi Group located at Yujiang City of Jiangxi Province in PRC. The lease has a term of two years and requires monthly payments of RMB 20,000 (approximately $2,900). Future minimum lease payments are as follows:

                         2008 (six months)                    $17,496
                         2009                                  34,992
                                                              -------
                                                              $52,488
                                                              -------

            Rent expense for six months ended June 30, 2008 and 2007 was $17,496 and $140,040, respectively. The rent expense incurred in the 2007 period was for the whole plant and office space for the woodcarving operation. However, the rent expense incurred in year 2008 was only for the office space relating to managing the operations of the jade business.

NOTE 8 -    STATUTORY EARNINGS RESERVE

            As stipulated by the Company Law of the PRC, net income after taxes may only be distributed as dividends after appropriation has been made for the following: (i) making up cumulative prior years' losses, if any; (ii) allocations to the "reserve fund" of at least 10% of income after taxes, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; (iii) allocations to the "enterprise expansion fund" and " Staff and worker's bonus and welfare fund" of at least 10% and 5% respectively, if approved in the stockholders' general meeting. This regulation was included in the articles of incorporation when the Company was formed and applied by the Company. For the period as at June 30, 2008, no reserve was distributed.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 9 - STOCKHOLDERS' EQUITY

            Forward Stock Split (3:1)

            On December 7, 2007, the Company's Board of Directors approved a 3:1 forward stock split, in the nature of a share dividend, with respect to the shares of the Company's common stock issued and outstanding at the close of business on December 28, 2007. The effect of the forward stock split has been retroactively applied to all prior stock transactions of the Company.

            Warrants issued

            On January 17, 2008, the Company committed to issue warrants to purchase 1,000,000 share of the Company's common stock at a price of $1.10 to its investor relations firm pursuant to a consulting agreement which the Company entered into with this firm. The vesting schedule of the warrants includes 83,333 warrants vesting during the second quarter of 2008, with the remaining 916,667 warrants vesting equally on the first day of the next 11 quarters. These warrants can be exercised over a three year period. The consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting contract. The related expense for the six months ended June 30, 2008 is $453,568.

            The Company has issued warrants to one non-employee under the service agreement expiring through January, 2008. A summary of the status of warrants granted at June 30, 2008 is as follows:

                                                        For the Six Months Ended
                                                            June 30, 2008
                                                            -------------
                                                                      Weighted
                                                                      Average
                                                         Shares   Exercise Price
                                                         ------   --------------

            Outstanding at beginning of year
            Granted                                    1,000,000     $   1.08
            Exercised
            Forfeited
            Expired

            Outstanding at end of the period           1,000,000     $   1.08
                                                       ======================
            Exercisable at end of the period           1,000,000     $   1.08
                                                       ======================

            A summary of the status of warrants outstanding at June 30, 2008 is presented below:

                                        Warrants Outstanding                     Warrants Exercisable
                                        --------------------                     --------------------

                                             Weighted
                                              Average
             Range of                        Remaining       Weighted                           Weighted
             Exercise         Number        Contractual      Average           Number           Average
              prices       Outstanding         Life       Exercise Price     Exercisable     Exercise Price
              ------       -----------         ----       --------------     -----------     --------------
             $  1.08        1,000,000        0.5 year        $  1.08          1,000,000        $  1. 08

            Reverse Stock Split (1:3)

            On April 28, 2008, the Company announced that its Board of Directors authorized a one-for-three reverse stock split of its outstanding common stock. The reverse stock split has also been approved by a majority of the Company's shareholders. The Company's Board of Directors established May 15, 2008 as the effective date for the reverse stock split.

            The effect of the forward split and the reverse split has been retroactively applied to all prior stock transactions of the Company.

            Options granted

            Under the terms of the agreement between the Company and Richard Khaleel pursuant to which Mr. Khaleel became a member of the Board of Directors of the Company on April 15, 2008, the Company granted to Mr. Khaleel (the director of the Company) non qualified options to purchase 100,000 shares of the Company's common stock. The accrued compensation expense relating to the options for the six months ended June 30, 2008 is $46,312.

            On April 15, 2008, the Company granted to Mr. Khaleel nonqualified stock options to purchase up to 100,000 shares of the Company's common stock (the "Option Shares"), exercisable at a price of $1.15 per share (a price equal to the closing price per share of the Company's common stock on April 15, 2008, as reported by the Over-the-Counter Bulletin Board). Options to purchase one third of the Option Shares were exercisable immediately; options to purchase an additional one third of the Option Shares may be exercised commencing April 15, 2009, and options to purchase the remaining one third of the Option Shares may be exercised commencing April 15, 2010. All outstanding and unexercised options shall expire on the date that Mr. Khaleel is no longer serving as a member of the Board of Directors of the Company or otherwise engaged by the Company to provide services to the Company. Subject to the foregoing, the options may be exercised until April 15, 2018, at which time any such options that have not been exercised shall automatically expire.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 10 -   CONCENTRATIONS OF RISK

            Major Customers

            For the six months ended June 30, 2008, the Company had five major customers that generated sales totaling $15,795,335, or 91% of its total revenues. At June 30, 2008, the receivable balance from these customers was $636,057, or 96% of the Company's accounts receivable. All of the Company's revenue is derived from sources within the People's Republic of China. The sales from major customers were as follows:

              Customers                                 Percentage of
                                                         total sales
                                                         -----------
              A                                              23%
              B                                              20%
              C                                              20%
              D                                              16%
              E                                              13%

            Major Suppliers

            For the six months ended June 30, 2008, the Company had one major supplier of raw jade, XiKai Mining, from which the Company purchased 100% of its raw jade. The total purchase price of raw jade purchased from this supplier was $2,646,323. At June 30, 2008, the accounts payable due to this vendor was $0. The Company has only one source for raw jade, its only product. If there were any interruption of this source of supply due to weather, earthquakes or the inability or unwillingness of XiKai Mining to provide the product, this would have a significant adverse impact on the Company's operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

      Jade Art Group Inc. (referred to in this Quarterly Report on Form 10-Q as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "plan," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

Introduction

      The Company is a seller and distributor in China of raw jade, ranging in uses from decorative construction material for both the commercial and residential markets to high-end jewelry. For more than 30 years, the Company's business consisted of manufacturing and selling hand and machine-carved wood products, such as furniture, architectural accents and Buddhist figurines in China. Commencing in 2007, we experienced a reduction of revenue from our woodcarving business, which largely resulted from increased competition. As a result, we decided to dispose of our wood products business and to enter the business of raw jade sales and distribution, which management believed presented a better long-term growth potential. On January 11, 2008, we formed a new wholly-owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited, to engage in the sale and distribution of raw jade throughout China. Our goal is to meet China's increasing demand for jade and to eventually vertically integrate our raw jade distribution activities with jade processing, carving, polishing, and, at a later date, retail sales.

On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the Agreement, XiKai Mining committed to sell to the Company 90% of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, for a period of 50 years (the "Exclusive Rights"). In exchange for these Exclusive Rights, the Company agreed to pay XiKai Mining RMB 60 million (approximately $8.7 million) by March 31, 2009 and, to transfer to XiKai Mining 100% of our ownership interest in all of the Company's woodcarving operations, which were contained in Jiangxi XiDa. This transfer of Jiangxi XiDa was made on February 20, 2008.

Under the Agreement, the price for the raw jade material has been set for the first five years at RMB 2000 (approximately $291) per metric ton, and is subsequently subject to renegotiation every five years with adjustments not to exceed 10%. This mine commenced operation in 2002 and is estimated to have an annual operating capacity of approximately 40,000 tons by 2009. It has one of the largest jade reserves in China. According to a survey report issued by the Inner Mongolia Geological Institution, the mine has proven and probable reserves of approximately six million tons. SheTai Jade is a form of jadeite found in the mountain ranges of Inner Mongolia, China. The jade from the SheTai mine is stainless, non-corrosive, non-weathering and unfadable. It has a glassy luster and is a pure and exquisite green color. It is also much harder and more durable than other forms of jade. As a result of such characteristics, SheTai jade has a broad spectrum of applications, ranging from commercial and residential construction, and decorative jade artwork to intricately carved jade jewelry.

We commenced the distribution and sale of jade in January 2008. During the quarter ended March 31, 2008, we entered into five contracts for the sale of raw jade. During the quarter ended June 30, 2008, the Company entered into one additional contract. The total value of these contracts is estimated to be $42 million. Under these contracts, we are to receive 30% of the contracted value of the order before shipment, with the balance to be paid within 10 days after customer's inspection and acceptance of the jade.

Results of Operations

The following table presents certain information derived from the consolidated statements of operations of the Company for the three months ended June 30, 2008.

                                                              Three months ended
                                                                June 30, 2008
                                                                -------------
REVENUES                                                          $6,722,753
COST OF SALES                                                      1,225,155
GROSS PROFIT                                                       5,497,598
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         817,598
INCOME FROM OPERATIONS                                             4,680,000
INTEREST EXPENSE                                                     210,685
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES                     4,469,315
                                                                  ----------
INCOME TAX EXPENSE                                                 1,491,443
NET INCOME FROM CONTINUING OPERATIONS                              2,977,872
NET INCOME                                                        $2,977,872
                                                                  ==========

REVENUE

As discussed in the Notes to the Consolidated Financials Statements, in the first quarter of 2008, the Company transitioned its business from woodcarving to the sale of raw jade.

The revenue from the sale of raw jade was $6,722,753 during the 2nd quarter ending June 30, 2008, compared to $10,663,024 for the three months ended March 31, 2008. The revenue for the six months ended June 30, 2008 was $17,385,777. The reason for the decrease in revenue is predominantly due to an earthquake that occurred in Inner Mongolia, the location of the mine, on June 10th, 2008. As a result of the earthquake, the road leading from the mine was destroyed to such a degree that no transportation has been possible and, since that time, customers have been unable to transport jade materials, which greatly affected the revenue of 2nd quarter.

Additionally, due to the fact that the government has recently raised the safety standards on roads , there are additional governmental inspections required before the road can be opened and operational. We anticipate that the road will not be fully repaired and operational until the middle of September or later.. In addition to delays related to compliance with the heightened safety standards from the government, during the period when the Olympic games are held in China, there have been restrictions on blasting, which has also affected the normal operation of the mine.

Accordingly, the Company may have little or no revenue from the sale of jade for 3rd quarter of this year. Due to the foregoing uncertainties regarding revenue prospects for the Company, the Company has withdrawn the guidance it previously announced regarding its revenue and earnings for fiscal year 2008.

COST OF SALES

The reported cost of sales was $1,225,155 during the three months ended June 30, 2008, compared to $1,574,831 during the three months ended March 31, 2008, which resulted from the purchase of raw jade materials from SheTai mine and the amortization ($714,430) of the Intangible Assets pertaining to the exclusive distribution rights of the SheTai mine's jade. Under the Exclusive Distribution Agreement signed with Xi Kai Mining Company, the purchase price for raw jade is RMB 2,000 (approximately $291) per metric ton. The cost of sales for the six months ended June 30, 2008 was $2,799,986.

GROSS PROFIT

The resulting gross profit for the three months ended June 30, 2008 was $5,497,598, which represented approximately 82% of the revenue, compared to $9,088,193 for the three months ended March 31, 2008, which represented around 85% of revenue. The gross profit for the six months ended June 30, 2008 was $14,585,791.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses (SG&A) were $817,598 for the three months ended June 30, 2008, compared to $718,715 for the three months ended March 31, 2008. SG&A was approximately 12% of revenue for the three months ended June 30, 2008, compared to 7% of revenue for the three months ended March 31, 2008. Selling, General and Administrative Expenses for the six months ended June 30, 2008 was $1,556,587. The increase in SG&A was mainly due to the options and warrants during the 2nd quarter.

INCOME BEFORE TAXES FROM CONTINUING OPERATIONS

Income before taxes from continuing operations was $4,469,315 for the three months ended June 30, 2008, compared to $8,349,204 for the three months ended March 31, 2008. Income before taxes from continuing operations for the six months ended June 30, 2008 was $12,818,519.

INCOME TAX EXPENSE

The income tax expense pertaining to continuing operations for the three months ended June 30, 2008 was $1,491,443, compared to $2,330,560 for the three months ended March 31, 2008. The income tax expense for the six months ended June 30, 2008 was $3,822,003. The Company's effective tax rate of 33% was higher than the statutory rate of 25% due to certain expenses not deductible for PRC purpose.

NET INCOME FROM CONTINUING OPERATIONS

The Company recorded Net Income from Continuing Operations of $2,977,872 during the three months ended June 30, 2008, compared to $6,018,644 recorded during the three months ended March 31, 2008. Net Income from Continuing Operations for the six months ended June 30, 2008 was $8,996,516.

NET INCOME

The Net income for the three months ended June 30, 2008 was $2,977,872 or 44% of revenue, compared to $61,438,010 or 576% of revenue for the three months ended March 31, 2008. The Net income for the six months ended June 30, 2008 was $64,415,882.The decrease in net income was due to the interruptions in our shipments of jade which were caused by an earthquake as discussed above. And another reason is because of the income from discontinued operation occurred during the first quarter this year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the company's cash and cash equivalents were $482,238 as compared to $157,277 as of June 30, 2007. The components of this $324,961 increase are reflected below.

Cash Flow
                                                      Six Months Ended June 30
                                                     --------------------------
                                                         2008           2007
                                                     -----------    -----------
Net cash provided (used) by operating activities     $12,609,620    $   (59,955)
                                                     -----------    -----------
Net cash (used by) investing activities              $(23,020,053   $   (30,420)
                                                     -----------    -----------
Net cash provided by financing activities            $10,000,000    $         0
                                                     -----------    -----------
Effect of exchange rate changes                      $   591,468    $    93,187
                                                     -----------    -----------
Net cash inflow (outflow)                            $   181,035    $     2,812
                                                     -----------    -----------

For the six months ended June 30, 2008, the Company met its working capital and capital investment requirements by using operating cash flows, and the issuance of Notes payable totaling $10,000,000, including $3,000,000 to related party.

The Company has a number of financial obligations that are due on or before June 30, 2009, and as reflected in the consolidated financial statements in Note 4, "Consolidated Financial Statements and Supplemental Data", these consist of the following:

The Company had the following note payable obligations as of  June 30, 2008:

       Notes payable dividends,
           Noninterest bearing and
           Unsecured, due March 31, 2009                            $14,334,500

       Notes payable, interest of 5% per annum, and unsecured
           Due December 6, 2008                                       3,000,000
           Due December 31, 2008                                      1,000,000
           Due April 29, 2009                                         1,000,000
           Due May 4, 2009                                              600,000
           Due May 7, 2009                                              200,000
           Due May 11, 2009                                             200,000
           Due June 1, 2009                                           1,000,000

       Notes payable, related party
            Interest of 5%, and unsecured, due December 31, 2008      3,000,000
                                                                    -----------
       Total                                                        $24,334,500
                                                                    ===========

The following table sets forth the information about the Company's debt instruments as of June 30, 2008 (also see Note 4 in the consolidated financial statements, "Consolidated Financial Statements and Supplemental Data"):

                                                   Year of Maturity
                                     -------------------------------------------
                                         2008            2009            2010
                                     -----------     -----------     -----------
Notes payable including
   Current portion                   $ 7,000,000     $17,334,500               0
Average Interest Rate                          5%              5%            n/a

Net Cash Provided by Operating Activities

During the six months ended June 30, 2008, the Company had positive cash flow from operating activities of $12,609,620, primarily attributable to net income from continuing operations of $8,996,516, and an increase in taxes payable of $1,174,447, partially offset by an increase of accounts receivable of $269,537. Net cash provided by operating activities during the six months ended June 30, 2008 improved by $12,669,575, as compared to the six months ended June 30, 2007. The primary source of this increase was the level of net income from continuing operation in the six months ended June 30, 2008.

Net Cash Provided (Used) by Investing Activities and Financing Activities

The Company used $23,020,053 in its Investing Activities during the six months ending June 30, 2008. The entire amount of RMB 60 million (approximately $8.7 million) has been paid off during the six months ended June 30, 2008.

The advance of $14,211,892 to XiKai Mining occurred during the six months period. XiKai Mining is the owner of the SheTai mine, which supplies the entire jade product sold by the Company. These funds have been utilized by XiKai Mining to expand its ability to extract jade from the mine and thus increase the volume of the jade that the Company can access. This note receivable accrues interest at an annual rate of 4% commending on July 1, 2008 and is payable on December 31, 2008. The Company may continue to provide financial support to XiKai Mining.

During the six months period, the Company realized a net inflow from its Financing Activities of $10,000,000. This resulted from the proceeds from the issuance of notes payable totaling $10,000,000 received from four parties, including $3,000,000 from a related party and shareholder.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve (12) months. However there can be no guarantee that the fund and cash flows generated from operations will be adequate to satisfy the financial obligations of the Company that are due during the next twelve months. If they are not, we would need to obtain additional funding through the issuance of debt or equity. There can be no guarantee that we would be able to obtain such additional funding on terms satisfactory to management and our board of directors. The Company had negative working capital as of June 30, 2008 of $11,392,957, reflecting notes payable of $24,334,500 that are due on or before June 30, 2009.

The Company plans to expand its current business model from the sale of raw jade to include the processing of the jade into a finished product for sale to the ultimate consumer. This expansion may include one or more acquisitions of companies involved in this processing. We may not be able to identify, successfully integrate or profitably manage any businesses or business segment we may acquire, or any expansion of our business. An expansion may involve a number of risks, including possible adverse effects on our operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our condition and results of operations. We may acquire a target business which may be financially unstable, under-managed, or in its early stages of development or growth. In addition, if competition for acquisition candidates or operations were to increase, the cost of acquiring businesses could increase materially. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects. We are not currently party to any contracts or other arrangements with respect to future acquisitions.

Critical Accounting Policies and Estimates

The accompanying unaudited consolidated financial statements have been prepared by the Company. These consolidated financial statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the consolidated financial statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-Q for the five months ended December 31, 2007 ("2007 Form 10-Q"). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The notes to financial statements included in the 2007 Form 10-Q should be read in conjunction with the accompanying consolidated financial statements. The consolidated operating results for the six months ended June 30, 2008 may not be indicative of operating results expected for the full year.

Accounting Method

The consolidated financial statements are prepared using the accrual method of accounting. The Company changed its fiscal year-end from July 31 to December 31 in fiscal year 2007.

Basis of Consolidation

The consolidated financial statements have been restated for all periods prior to the Merger Transaction to include the financial position, results of operations and cash flows of the commonly controlled companies. All material intercompany transactions have been eliminated in consolidation.

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

Foreign Currency Translation

The functional currency of the Company is the Chinese Yuan Renminbi ("RMB"). Transactions denominated in foreign currencies are translated into US Dollars using (a) period end exchange rates as to assets and liabilities and (b) average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income.

Accounts Receivable and Notes Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management's assessment of the credit history with the customer and current relationships with them. As of June 30, 2008, the Company considered all accounts and other receivables collectable and has not recorded a provision for doubtful accounts.

The Company has extended financial support to XiKai Mining, which is in the form of a Note Receivable. Management has reviewed the collectability of this Note and considers it collectable. Interest is recognized on a monthly basis.

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Sales revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the price charged for products and the collectability of those fees. Our revenues are recorded upon acceptance and the shipment of the product from the mine site. The customer is responsible for shipping from the mine site and the related costs. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. There were no advances from customers as of June 30, 2008. No returns are permitted after the customer accepts the product.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company's principal wholly owned subsidiary operates in China, and is exposed to foreign exchange rate fluctuations related to the translation of the financial results of our operations in China into U.S. dollars during consolidation. The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. As exchange rates fluctuate, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

Since 1994, the conversion of RMB into foreign currencies, including U.S. dollars, had been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars had generally been stable and RMB had appreciated slightly against the U.S. dollar.

However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the United States dollar. At the recent quarterly regular meeting of People's Bank of China, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate.

Since February 2006, the new currency rate system has operated; the currency rate of RMB has become more flexible while basically maintaining stability and the expectation for a larger appreciation range is shrinking.

The Company has never engaged in currency hedging operations and has no present intention to do so.

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

      At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      There were no changes in internal controls over financial reporting that occurred during the period from January 1, 2008 through June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The cash flow and profitability of our current operations are significantly affected by the market price of jade that is affected by numerous factors beyond our control. Specifically, the prices for jade may be affected by the type and amount of commercial and residential construction in the People's Republic of China (PRC) and elsewhere, for which construction jade such as ours is used; and the prices for gem quality jade depend on market demand, also beyond our control. Factors that could cause such volatility include, among other things: conditions or trends in the mining industries and governmental regulations that affect such industries; changes in the market valuations of other companies against whom we compete; general market and economic conditions domestically and worldwide; general trade restrictions imposed by various countries; and political events, including actions by the PRC government which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition, as well as international reaction to political and economic events and developments in the PRC.

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

We also compete with other stone distributors, including distributors of granite, marble, limestone, travertine and other natural stones. Additionally, we compete with manufacturers of so-called "engineered stone" as well as manufacturers of other building materials like concrete, aluminum, glass, wood and other materials. We compete with providers of these materials on the basis of price, availability of supply, end-user preference for certain colors, patterns or textures, and other factors.

We currently rely on a single jade supplier for our raw jade, and we may lose sales if our supplier fails to meet our needs.

We have a distribution agreement with XiKai Mining whereby it has agreed to sell to us 90% of the jade it produces from its SheTai jade mine which represents our sole source of jade. There can be no assurance that we will be able to find other suppliers should that become necessary, and there can be no guarantee that it will not become necessary.

We may not be able to enforce our agreement with XiKai.

We are wholly dependent on XiKai Mining for our jade. There is no guarantee that XiKai will choose to continue to honor the Agreement or that we would be able to enforce the Agreement in the Chinese courts if it were necessary to do so. Even if the courts are available to us, the costs of litigation could be substantial and the results uncertain.

Our supplier could be unable to meet our needs.

There can be no assurance that XiKai Mining will be able to continue to successfully produce and distribute to us sufficient jade to enable us to realize anticipated profits. Even if XiKai Mining desires to meet our needs it could be unable to do so because of events beyond its control, including, but not limited to: geological events, such as an earthquake, that disrupts or makes temporarily or permanently impossible the continued exploitation of XiKai Mining's mines; a loss of necessary government permits or unanticipated adverse governmental regulation of jade production; labor unrest; equipment failures, accidents and work injuries, a deterioration in the quality of the jade at XiKai Mining's mine or economic events that result in XiKai Mining's inability to mine or supply jade.

The mine is concentrated in one geographic region, which could cause it to be impacted by regional events.

The jade that we distribute is located exclusively in the She Tai Jade Mine in Inner Mongolia. Because of this geographic concentration, local or regional events, such as natural disasters, may increase costs, reduce availability of equipment or supplies, reduce demand or limit production. As a result, any such event may impact our gross profit from our jade. In May of this year, the rare serious earthquake happened in China, which impacted our revenue in the 2nd quarter negatively.

We will face strong competition from other companies should we ever need or desire to establish a new or additional supplier of jade.

We may need or otherwise desire to replace and/or expand our supplies through the negotiation of new agreements with XiKai Mining and/or other producers. There can be no assurance that we will be able to negotiate any such agreement, or that if we do we will be able to negotiate such an agreement on terms that are favorable to us, or even if we do negotiate favorable terms that any such agreement will not also be subject to the same risks as our current agreement with XiKai Mining described elsewhere herein. In addition, there is a limited supply of desirable mining lands available in the PRC and elsewhere where exploration, mining and/or production activities may be conducted. Because we could face strong competition from other companies for favorable distribution agreements with companies that mine and supply raw jade, some of whom may be able to leverage greater economies in negotiating distribution arrangements than we are, we may be unable to adequately replace or supplement the desired supply arrangement that we currently have with XiKai Mining.

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

Our expanding operational risks.

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

The PRC's economy differs from the economies of most developed countries in many respects, such as the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While the PRC's economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The government of the PRC has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

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

In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes. The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on the Company's business and prospects.

The practical effect of the PRC legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of states in the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

We are subject to the United States Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We conduct operations, and enter into agreements with third parties in China and make sales in China, which is known to experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company or the companies in which we invest may engage that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of the company or the companies in which we invest may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Risks Related to the Company.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Certain individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

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

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of June 30, 2008, in the aggregate, approximately 53% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Our common stock is currently listed for trading in the Over-The-Counter Bulletin Board, owned and operated by FINRA, Inc. (formerly NASD, Inc.), which is generally considered to be less efficient than the NASDAQ market or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock": to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities.

      None.


Item 4. Submission of Matters to a Vote of Security Holders.

      None.

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

                                               JADE ART GROUP INC.


Date: August 14, 2008                          /s/ Hua-Cai Song
                                               ---------------------------------
                                               Name:  Hua-Cai Song
                                               Title: Chief Executive Officer


Date: August 14, 2008                          /s/ Chen-Qing Luo
                                               ---------------------------------
                                               Name:  Chen-Qing Luo
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