Form 10-Q
period 2008-09-30
Jade Art Group Inc.
filed 2008-11-19
CIK 1370823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period from July 1, 2008 to September 30, 2008

                                       or

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

                                 (646)-200-6328
                                 --------------
                (Issuer's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 79,980,000 as of November 10, 2008.

                                Table of Contents

Part I - Financial Information
     Item 1.  Financial Statements                                             3
     Item 2. Management's Discussion and Analysis of Financial Condition 23 and Results of Operations
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk      30
     Item 4.  Controls and Procedures                                         31
Part II - Other Information
     Item 1.  Legal Proceedings.                                              31
     Item 1A. Risk Factors                                                    31
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.    32
     Item 3.  Defaults Upon Senior Securities.                                32
     Item 4.  Submission of Matters to a Vote of Security Holders.            32
     Item 5.  Other Information.                                              32
     Item 6.  Exhibits.                                                       32

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2008

                                                                             SEPTEMBER       DECEMBER
                                                                             30, 2008        31, 2007
                                                                            (UNAUDITED)      (Note 1)
                                                                           ------------    ------------
ASSETS
Current Assets:
Cash                                                                       $    523,374    $    301,203
Accounts receivable                                                           8,074,248         595,808
Notes receivable                                                             13,208,687              --
Other receivables, related party                                                     --       2,909,696
Inventory                                                                            --       1,312,673
Prepaid expenses and other current assets                                            --          32,256
Interest receivable                                                             132,087              --
                                                                           ------------    ------------
Total current assets                                                         21,938,396       5,151,636

Property and equipment, net                                                       3,692         210,045
                                                                           ------------    ------------

Distribution right, net of accumulated amortization of
 $2,121,300 as of Sept. 30, 2008                                             66,695,142              --
                                                                           ------------    ------------

Total Assets                                                               $ 88,637,230    $  5,361,681
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                      $  1,102,387    $     70,294
Loans from related party                                                      3,000,000              --
Advance from customers                                                               --          59,191
Notes payable                                                                 7,000,000              --
Taxes payable                                                                 2,728,951         380,147
Dividend payable                                                             14,334,500              --
                                                                           ------------    ------------
Total current liabilities                                                    28,165,838         509,632
                                                                           ------------    ------------

LONG TERM LIABILITIES:
Dividends payable                                                                    --      14,334,500
                                                                           ------------    ------------

Total Liabilities                                                            28,165,838      14,844,132
                                                                           ------------    ------------

STOCKHOLDERS' EQUITY:
Common stock par value $0.001; 500,000,000 shares authorized;
 79,980,000 shares issued and outstanding, retroactively restated                79,980          79,980
Additional paid in capital                                                    2,966,534       2,204,172
Statutory earnings reserve                                                           --         590,266
Retained earnings(accumulated deficit)                                       56,444,493     (12,523,301)
Accumulated other comprehensive income                                          980,385         166,432
                                                                           ------------    ------------
Total stockholders' equity                                                   60,471,392      (9,482,451)
                                                                           ------------    ------------

Total Liabilities and Stockholders' Equity                                 $ 88,637,230    $  5,361,681
                                                                           ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                          THREE MONTHS ENDED SEPTEMBER 30   NINE MONTHS ENDED SEPTEMBER 30
                                                          -------------------------------   ------------------------------
                                                               2008             2007            2008            2007
Sales                                                      $  7,609,684               --    $ 24,995,461               --
Cost of sales                                                (1,360,228)              --      (4,160,214)              --
                                                           ------------     ------------    ------------     ------------
Gross profit                                                  6,249,456       20,835,247              --

Operating expenses:
    Selling, general and administrative                        (629,184)              --      (2,185,771)              --
     expenses
                                                           ------------     ------------    ------------     ------------
Operating income                                              5,620,272               --      18,649,476               --

Other income (expenses):
    Interest expense                                           (126,027)              --        (336,712)              --
    Interest income                                             132,087          132,087
                                                           ------------     ------------    ------------     ------------
Income before taxes from continuing operations                5,626,332               --      18,444,851               --

Income tax expense                                           (1,664,686)              --      (5,486,689)              --
                                                           ------------     ------------    ------------     ------------
Net income from continuing operations                         3,961,646               --      12,958,162               --
Discontinued operations, net of tax
      Income from woodcarving                                        --        2,731,165          96,751        6,724,082
      operations, net of tax
      Income due to transfer of
      woodcarving
      operations, net of tax                                         --               --      55,322,615               --
                                                           ------------     ------------    ------------     ------------
Net income from discontinued operations                              --        2,731,165      55,419,366        6,724,082
                                                           ------------     ------------    ------------     ------------
Net Income                                                 $  3,961,646     $  2,731,165    $ 68,377,528     $  6,724,082
                                                           ============     ============    ============     ============
Basic Earnings Per Share:
     Income from Continuing Operations                     $       0.05               --    $       0.16               --
     Income from Discontinued Operations                             --     $       0.04            0.69             0.09
                                                           ------------     ------------    ------------     ------------
Total Basic Earnings Per Share                             $       0.05     $       0.04    $       0.85     $       0.09
                                                           ============     ============    ============     ============
Diluted Earnings Per Share:
     Income from Continuing Operations                     $       0.05               --    $       0.16               --
     Income from Discontinued Operations                             --     $       0.04            0.68     $       0.09
                                                           ------------     ------------    ------------     ------------
Total Diluted Earnings Per Share                           $       0.05     $       0.04    $       0.84     $       0.09
                                                           ============     ============    ============     ============
Weighted Average Number of Shares Outstanding
Basic                                                        79,980,000       74,980,000      79,980,000       74,980,000
Diluted                                                      80,980,000       74,980,000      80,917,956       74,980,000
                                                           ============     ============    ============     ============

Other Comprehensive Income:
Net Income                                                 $  3,961,646     $  2,731,165    $ 68,377,528     $  6,724,082
     Foreign Currency
     Translation Adjustment                                     222,485          187,261         813,953          280,448
                                                           ------------     ------------    ------------     ------------
Net Comprehensive Income                                   $  4,184,131     $  2,918,426    $ 69,191,481     $  7,004,530
                                                           ============     ============    ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      JADE ART GROUP INC. & SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                                   ------------------------------
                                                                        2008            2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                              $ 12,958,162               --
Adjustments to reconcile net income to net
    Cash provided (used) by operating activities:
Net income from discontinued operations                              55,419,366     $  6,724,082
    Income on transfer of woodcarving operations                    (55,322,615)              --
    Depreciation and amortization                                     2,148,741           73,965
    Valuation of warrants and options issued                            762,362               --
Changes in operating assets and liabilities:
    Accounts receivables                                             (7,682,699)      (1,724,341)
    Other receivables                                                  (401,040)      (6,855,987)
    Interest receivable                                                (132,087)              --
    Prepaid expenses                                                     32,256           75,527
    Inventories                                                         (95,631)        (261,424)
    Other payables                                                      321,602          (43,765)
    Accounts payable and accrued expenses                             1,077,930          842,162
    Advances from customers                                             (59,191)         (79,518)
    Taxes payable                                                     2,397,910          875,065
                                                                   ------------     ------------
Net cash provided by operating activities                          $ 11,425,066     $   (374,234)
                                                                   ------------     ------------

CASH (USED BY) INVESTING ACTIVITIES:
    Purchase of Distribution Right                                 $ (8,774,808)              --
    Cash paid for notes receivable                                    1,443,966               --
    Notes receivable                                                (14,652,653)              --
    Purchases of Property and Equipment                                 (33,353)    $    (44,595)
                                                                   ------------     ------------
Net cash (used by) investing activities                            $(22,016,848)    $    (44,595)
                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans from related party                         $  3,000,000               --
    Proceeds from notes payable                                    $  7,000,000               --
                                                                   ------------     ------------
Net cash provided by financing activities                            10,000,000               --
                                                                   ------------     ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                    $    813,953     $    280,448
                                                                   ------------     ------------

NET INCREASE IN CASH                                               $    222,171     $   (138,381)

CASH, BEGINNING OF PERIOD                                               301,203          154,465
                                                                   ------------     ------------

CASH, END OF PERIOD                                                $    523,374     $     16,084
                                                                   ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       JADE ART GROUP INC. & SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                      2008               2007
                                                   ----------         ----------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  Cash paid during the period for :
          Taxes                                    $5,656,657         $4,589,390
          Interest                                         --                 --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 1 -    NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES

            The accompanying unaudited consolidated financial statements have been prepared by Jade Art Group Inc. and its subsidiaries (collectively, the "Company"). These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the consolidated financial statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-Q for the five months ended December 31, 2007 ("2007 Form 10-Q"). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The notes to financial statements included in the 2007 Form 10-Q should be read in conjunction with the accompanying interim financial statements. The consolidated operating results for the nine months ended September 30, 2008 may not be indicative of operating results expected for the full year.

            Basis of Presentation

            Vella Productions Inc., the former registrant, was incorporated in the State of Nevada on September 30, 2005, and entered into an agreement and plan of merger (the "Merger Agreement") on October 1, 2007. The parties to the Merger Agreement were Vella Productions Inc., its wholly-owned subsidiary, VELLA Merger Sub, Inc., and each of Guoxi Holding Limited ("GHL"), Hua-Cai Song, Fu-Lan Chen, Mei-Ling Chen, Chen-Qing Luo, Mei-Qing Zhang, Song-Mao Cai, Shenzhen Hua Yin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Sure Believe Enterprises Limited, Think Big Trading Limited, Huge Step Enterprises Limited, and Billion Hero Investments Limited.

            Pursuant to the Merger Agreement, GHL merged with VELLA Merger Sub, Inc, with GHL as the surviving entity (the "Merger Transaction"). GHL has an operating subsidiary, Jiangxi XiDa (formerly known as Jiangxi Xi Cheong Lacquer, Inc.). Jiangxi XiDa was incorporated under the laws of the People's Republic of China on December 4, 2006. The Company is located in Yujiang, Jiangxi Province. At the time, Jiangxi XiDa was engaged in the production of traditional art products, including religious woodcut lacquer, woodcut decorated furniture and woodcut decorations used in buildings and for display. As a result of the Merger Transaction, GHL became a wholly-owned subsidiary of the Company, which, in turn, made the Company the indirect owner of Jiangxi XiDa. Under the Merger Agreement, in exchange of surrendering their shares in GHL, the GHL shareholders received an aggregate of (i) 206,700,000 (68,900,000 before forward split) newly-issued shares of the Company's common stock, par value $.001 per share (the "Common Stock") and (ii) $14,334,500, in the form of promissory notes (representing payment for dividends). Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus, the share exchange was equivalent to the issuance of stock by GHL for the net monetary assets of Vella Productions, Inc. Based on the consent of the Jade Art Group's Board and all the GHL shareholders, the promissory notes are due to be paid on or before March 31, 2009.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

            On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Exchange Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the Exchange Agreement, XiKai Mining committed to sell to the Company 90% of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, for a period of 50 years (the "Exclusive Rights"). In exchange for these Exclusive Rights, the Company agreed to pay XiKai Mining RMB 60 million (approximately $8.7 million) by March 31, 2009 and, to transfer to XiKai Mining 100% of the Company's ownership interest in all of the Company's woodcarving operations, which had been conducted by Jiangxi XiDa. This transfer of Jiangxi XiDa was made on February 20, 2008.

            The Agreement further provides that production from XiKai Mining will be no less than 40,000 metric tons per year (the "Minimum Commitment"), with an initial average cost per ton to be paid by the Company not to exceed RMB 2,000 (approximately $285). The cost per ton paid by the Company shall be subject to renegotiation every five years during the term of the Exchange Agreement, with adjustments not to exceed 10% of the cost for the immediately preceding five year period. Failure by XiKai Mining to supply raw jade material ordered by the Company within the Minimum Commitment level during any of the initial five years of the Exchange Agreement entitles the Company to payment from XiKai Mining of RMB 18,000 (approximately $2,500) for each such ton ordered by but not supplied to the Company during any such fiscal year.

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

            Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Foreign Currency Translation

            In accordance with SFAS No.52 "Foreign Currency Translation", the functional currency of the Company is the Chinese Yuan Renminbi ("RMB"). Transactions denominated in foreign currencies are translated into US Dollars using (a) period end exchange rates as to assets and liabilities and (b) average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the applicable capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the consolidated balance sheets as "Accumulated other comprehensive income" and in the statements of operations as "Other Comprehensive Income".

            Accounts Receivable and Notes Receivable

            The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established, when appropriate, and recorded based on management's assessment of the credit history with customers and current relationships with them. When the customers purchase products from the vendor, the customers are required to pay value added tax, which is currently 17% in China. Accordingly, when the Company recognizes sales revenue, the Company also recognizes the appropriate tax receivable, which is included in accounts receivable. The Company also accrues a tax payable at the same time. This value added tax is due by the 10th day of the month following the month in which the sales revenue is recognized by the Company. As of September 30, 2008, and December 31, 2007, the Company considered all accounts and other receivables collectible and has not recorded a provision for doubtful accounts.

            Inventories

            Raw materials and supplies are stated at the lower of cost (computed on an average cost basis) or market. Work-in-process and finished goods are stated at the lower of average cost or market. If required, the Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

            Property and Equipment

            Property and equipment is stated at cost. Betterments and improvements are depreciated or amortized over their estimated useful lives, and leasehold improvements are depreciated or amortized over the lesser of lease life or useful life. Repairs and maintenance expenditures are charged to expense as incurred. When assets are disposed of, the cost and accumulated depreciation (the net book value of the assets) is eliminated and any resulting gain or loss is reflected in the statement of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                Buildings                          20 years
                Plant and machinery                10 years
                Furniture and equipment             5 years

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Revenue Recognition

            The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In accordance with SAB 104, sales revenue is recognized when (1) persuasive evidence of an arrangement exists;
            (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. Advances from customers as of September 30, 2008 and December 31, 2007 are $0 and $59,191, respectively. Returns of products from customers are not permitted after the customer accepts the product.

            Financial Instruments

            Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The recorded amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair value as of September 30, 2008 and December 31, 2007.

            Earnings per share

            The computation of net earnings per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings per share, which considers potentially issuable shares on common stock equivalents. In accordance with SFAS No. 128, "Earnings per Share," common stock warrants and options have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the warrants and options. The average market price of the Company's common stock during the three months ended September 30, 2008 was $3.11. As such, potentially issuable common shares were not considered in the earnings per share calculations for the three and nine month periods ending September 30, 2008 because the average fair market value of the Company's common stock as of both dates was below the exercise price of all outstanding options. Potentially issuable common shares totaling 1,000,000 related to warrants were included in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2008. The Company had no common stock equivalents outstanding at December 31, 2007.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Earnings per share (continued)

            The following table summarizes the calculation for the basic and diluted earnings per share computation for period indicated:

                                                            Three months ended September 30         Nine months ended September 30
                                                            -------------------------------         ------------------------------
                                                                   2008           2007                    2008           2007

            Continued operating income                        $  3,961,646              --           $ 12,958,162              --
            Discontinued operating income                               --    $  2,731,165             55,419,366       6,724,082
            Weighted average shares outstanding:
              Basic                                             79,980,000      74,980,000             79,980,000      74,980,000
            Effect of dilutive securities:
              Warrants and options                               1,000,000              --                937,956              --
                                                              ------------    ------------           ------------    ------------
              Diluted                                           80,980,000      74,980,000             80,917,956      74,980,000
            Basic Earnings Per Share:
                 Income from Continuing Operations            $       0.05              --           $       0.16              --
                 Income from Discontinued Operations                    --    $       0.04                   0.69    $       0.09
                                                              ------------    ------------           ------------    ------------
            Total Basic Earnings Per Share                    $       0.05    $       0.04                   0.85    $       0.09
                                                              ============    ============           ============    ============
            Diluted Earnings Per Share:
                 Income from Continuing Operations            $       0.05              --           $       0.16              --
                 Income from Discontinued Operations                    --            0.04                   0.68    $       0.09
                                                              ------------    ------------           ------------    ------------
            Total Diluted Earnings Per Share                  $       0.05            0.04           $       0.84    $       0.09
                                                              ============    ============           ============    ============

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Recent Accounting Pronouncements

            SFAS No. 141(R) - In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective beginning with the Company's first quarter 2009 fiscal period. The Company expects that SFAS No. 141 (R) will have an impact on its consolidated financial statements when effective if any acquisitions or other business combinations are consummated after the effective date, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any business combination.

            SFAS No. 159 - In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with FASB's long-term measurement objectives for accounting for financial instruments. SFAS 159 was effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company adopted SFAS 159 on January 1, 2008, but the implementation of SFAS 159 did not have a significant impact on the Company's financial position or results of operations.

            SFAS No. 160 - In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective beginning with the Company's first quarter 2009 fiscal period. The adoption of SFAS 160 is not expected to have a significant effect in the Company's results of operation as all of its subsidiaries are wholly-owned.

            SFAS No. 161 In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to permit a better understanding of their effects on an entity's financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular format. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Recent Accounting Pronouncements (continued)

            On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

            The FASB has issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS 163") clarifies how SFAS No. 60, "Accounting and Reporting by Insurance Enterprises", applies to financial guarantee insurance contracts issued by insurance enterprises", and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163. Since the Company is not involved in this line of business, if has concluded that it will not have an impact.

NOTE 2 -    DISCONTINUED OPERATIONS

            As discussed in Note 1, on January 18, 2008, the Company announced that it would transfer 100% of its ownership interest in Jiangxi XiDa and pay approximately $8.4 million to XiKai Mining in exchange for the Exclusive Rights to purchase 90% of the raw jade produced by XiKai Mining's SheTai jade mine at a predetermined price. The Company commenced the purchase and subsequent resale of the raw jade in late January 2008. Jiangxi XiDa conducted all of the Company's woodcarving operations, which constituted all of the Company's previous business operations. The results of operations for the woodcarving business for the first quarters of 2008 and 2007 and the gain resulting from the transfer are presented in the Company's Consolidated Statement of Operations as "Discontinued Operations".

            Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions" ("APB 29"), requires that the cost of a non-monetary asset acquired in exchange for another non-monetary asset be the fair value of the asset surrendered to acquire it and that a gain or loss be recognized as a result of the exchange. At the time of the transfer the Company's woodcarving business had been appraised at RMB 430,000,000 (equivalent to approximately $60,400,000). The net gain on the transfer of the Company's woodcarving business was $55,322,615, after the deduction of the carrying value of the net assets of that business.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 2 -    DISCONTINUED OPERATIONS (Continued)

            The following table summarizes the operating results of the Discontinued Operations for the periods indicated:

                                       Three months ended September 30      Nine months ended September 30
                                       -------------------------------      ------------------------------
                                             2008            2007               2008              2007
Revenue                                             -    $  8,868,674       $    615,930     $ 21,340,258

Operating expenses                                  -      (6,137,509)          (519,179)     (14,616,176)
                                         ------------    ------------       ------------     ------------

Income from discontinued operations                 -    $  2,731,165       $     96,751     $  6,724,082
                                         ============    ============       ============     ============

NOTE 3 -    NOTE RECEIVABLE

            The Company has extended financial support to XiKai Mining, who supplies 100% of the Company's jade product, in the form of advances. XiKai repaid an aggregate of $1,003,205 during the three months ended September 30, 2008, which resulted in a reduction of the Company's note receivable from XiKai Mining to $13,208,687 as of September 30, 2008 (from $14,211,892 as of June 30, 2008). The term of the note receivable was amended in September 2008 such that it is payable on December 31, 2008. The note receivable carries an interest rate of 4%, commencing on July 1, 2008 through maturity. Interest is recognized on a monthly basis. During the three months ended September 30, 2008, interest of $132,087 was accrued on the note receivable.

NOTE 4 -    RELATED PARTY TRANSACTIONS

            From time to time, the Company advances funds to GuoXi Group, a related party entity. These advances were non-interest bearing during 2007 and the Company and the GuoXi Group entered into an agreement during 2008 which provided that the advances will accrue interest at the rate of 8% and all principal and interest is due on or before December 31, 2008. The balance due from this related party as of September 30, 2008 and December 31, 2007 was $0 and $2,909,696, respectively.

            During the first quarter 2008 the Company received a loan in the amount of $3,000,000 from a shareholder. This amount was used to serve as registered capital for a wholly-owned subsidiary of the Company to provide working capital for the subsidiary's operations. See Note 7.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 5 -    INVENTORIES

            Inventories consisted of the following at September 30, 2008 and December 31, 2007:

                                         September 30, 2008    December 31, 2007
                                         ------------------    -----------------
            Raw materials                     $       --           $  412,274
            Work in progress                          --               85,646
            Finished goods                            --              814,753
                                              ----------           ----------
                 Total                                --           $1,312,673
                                              ==========           ==========

            At December 31, 2007, no provision for obsolete inventory was deemed necessary by the Company, because production is done based on orders and inventory is purchased for each job when ordered. No inventory existed at September 30, 2008 as a result of the transactions effected in connection with the Exchange Agreement 2008. See Note 1.

NOTE 6 -    PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following at September 30, 2008 and December 31, 2007:

                                                     September 30, 2008    December 31, 2007
                                                     ------------------    -----------------
            Buildings                                    $        --         $   227,586
            Plant and machinery                                   --             744,511
            Furniture and office equipment                     4,082              90,821
                                                         -----------         -----------
            Total Property and Equipment, at cost        $     4,082         $ 1,062,918
            Less: Accumulated depreciation                      (390)           (852,873)
                                                         -----------         -----------
               Net Property and equipment                $     3,692         $   210,045
                                                         ===========         ===========

            Depreciation expense on property and equipment was $390 and $43,920 for the nine months ended September 30, 2008, and 2007, respectively.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 7 -    NOTES PAYABLE

            During the nine months ended September 30, 2008, the Company received funding from four parties, one of whom is a shareholder and related party. This funding totaled $10,000,000, and represented by four separate notes issued by the Company to the lenders. Each note carries an annual interest rate of 5%, with all principal and interest due on various dates from December 6, 2008, through June 1, 2009. (see the table below). The funds from these notes were used as registered capital for a wholly-owned subsidiary of the Company to provide working capital for the subsidiary's operations. The amount received from the related party was $3,000,000. Accrued interest payable totaled at $336,712 at September 30, 2008 and $0 at December 31, 2007.

            As discussed in Note 1, under the Exchange Agreement, in exchange for the Exclusive Rights, the Company agreed to pay RMB 60 million (approximately $8.7 million) to XiKai Mining by March 1, 2009. The entire amount of RMB 60 million (approximately $8.7 million) was paid during the nine months ended September 30, 2008.

            On October 1, 2007, the Board of Directors of the Company declared dividends of $14,334,500 on the Company's common stock in the form of non-interest bearing promissory notes, initially to be payable on or before the first year anniversary of the Merger Transaction. The dividends (i.e. promissory notes) were distributed pro ratably among the GHL shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction. Subsequently, the Company and the GHL shareholders agreed to defer payment of these notes until March 31, 2009. See
            Note 1.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 7 -    NOTES PAYABLE (continued)

            The Company had the following note payable obligations as at September 30, 2008 and December 31, 2007:

                                                       September      December
                                                        30,2008        31,2007
            Notes payable dividends,
             Noninterest bearing and
             Unsecured, due March 31, 2009           $ 14,334,500   $ 14,334,500

            Notes payable, interest of 5% per
             annum, and unsecured

               Due December 6, 2008                     3,000,000             --

               Due December 31, 2008                    1,000,000             --

               Due April 29, 2009                       1,000,000             --

               Due May 4, 2009                            600,000             --

               Due May 7, 2009                            200,000             --

               Due May 11, 2009                           200,000             --

               Due June 1, 2009                         1,000,000             --

            Notes payable, related party
             Interest of 5% per annum, and
             unsecured, due December 31, 2008           3,000,000             --
                                                     ------------   ------------
            Total Notes payable                      $ 24,334,500   $ 14,334,500

            Less Current portion                      (24,334,500)            --
                                                     ------------   ------------
            Total Long-term Liabilities              $         --   $ 14,334,500
                                                     ============   ============

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 8 -    INTANGIBLE ASSETS

            Intangible Assets

            As discussed in Note 2, under the Exchange Agreement, the Company transferred its woodcarving operations and agreed to pay RMB 60 million (approximately $8.7 million) to XiKai Mining. In return, the Company received the Exclusive Rights to purchase 90% of the raw jade produced by XiKai's SheTai mine at a fixed price for 5 years, subject to adjustment every 5 years thereafter. At the time of the transfer, the woodcarving operations were assessed as having a value of $60,400,000, with a resulting net gain to the Company on the transfer of its woodcarving operations of $55,322,615. The assessed value plus the cash payment (approximately $8.7 million) is the basis of this Intangible Asset.

            Intangible assets consisted of the following as of September 30, 2008 and December 31, 2007:

                                            September 30,2008   December 31,2007
            Distribution rights                $ 68,816,442       $         --

            Less: Accumulated amortization       (2,121,300)                --
                                               ------------       ------------

            Net Intangible asset                 66,695,142                 --
                                               ============       ============

            Amortization expense on the intangible asset has been included in Cost of Sales as it represents a component of the cost of the jade product acquired by the Company. The amortization expense was $718,706, and $0 for the three months ended September 30, 2008 and September 30, 2007, respectively.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 9 -    COMMITMENTS AND CONTINGENCIES

            Employee Benefits

            Most employees of the Company are members of the state-managed retirement benefit plan operated by the People's Republic of China ("PRC"). The Company is required to contribute a fixed percentage of payroll costs to the retirement benefit scheme to fund benefits. The only obligation of the Company with respect to this retirement plan is to make the specified contributions. The Company's contributions to the plan for the nine months ended September 30, 2008 and 2007 were $10,032 and $106,395, respectively.

            Lease Agreement

            On December 10, 2007, the Company entered into a lease agreement for office space with GuoXi Group located at Yujiang City of Jiangxi Province in PRC. The lease has a term of two years and requires monthly payments of RMB 20,000 (approximately $2,900). Future minimum lease payments are as follows:

                    2008 (three months)         $ 8,748
                    2009                         34,992
                                                -------
                                                $43,740
                                                -------

            Rent expense for nine months ended September 30, 2008 and the nine months ended September 30, 2007 was $26,244 and $210,060, respectively. The rent expense incurred in 2007 period was for the whole plant and office space for the woodcarving operation. However, the rent expenses incurred in year 2008 was only for the office space relating to manage the operations of the jade business.

NOTE 10 -   STATUTORY EARNINGS RESERVE

            Under the Company Law of the PRC, net income after taxes can only be distributed as dividends after appropriation has been made for the following: (i) making up cumulative prior years' losses, if any;
            (ii) allocations to the "reserve fund" of at least 10% of income after taxes, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; (iii) allocations to the "enterprise expansion fund" and " staff and worker's bonus and welfare fund" of at least 10% and 5% respectively, if approved in the stockholders' general meeting. This regulation was included in the articles of incorporation of the Company when it was formed and has been followed by the Company. At September 30, 2008 and December 31, 2007, total reserves of $0 and $590,266 were distributed, respectively.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 11 -   STOCKHOLDERS' EQUITY

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

            Warrants issued

            On January 17, 2008, the Company committed to grant warrants to purchase 1,000,000 share of the Company's common stock at a price of $1.08 to its investor relations firm pursuant to a consulting agreement which the Company entered into with its investor relations firm. These warrants can be exercised over a three year period. The consulting expense for the investor relations services is recognized on a straight line basis over the one year period of the related consulting contract. The related expense for the nine months ended September 30, 2008 was $706,467. Under the terms of the warrants, neither the exercise price of the warrants nor the number of shares which maybe purchased upon exercise of the warrants is adjusted in the event of forward or reverse stock splits.

            A summary of the status of warrants granted and outstanding as of September 30, 2008 is as follows:

                                                             For the
                                                         Nine Month Ended
                                                        September 30, 2008

                                                                    Weighted
                                                                     Average
                                                    Shares        Exercise Price
                                                    ------        --------------

            Outstanding at January 1, 2008                --                --
            Granted                                1,000,000          $   1.08
            Exercised
            Forfeited
            Expired

            Outstanding at September 30, 2008      1,000,000          $   1.08
                                                   ===========================

            Exercisable at September 30, 2008      1,000,000          $   1.08
                                                   ===========================

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 11 -   STOCKHOLDERS' EQUITY (continued)

            A summary of the status of warrants outstanding at September 30, 2008 is presented below:

                                 Warrants Outstanding                      Warrants Exercisable
                                 --------------------                      --------------------

                                         Weighted
                                          Average
            Range of                     Remaining        Weighted                      Weighted
            Exercise        Number      Contractual        Average        Number         Average
            prices        Outstanding       Life       Exercise Price   Exercisable   Exercise Price
            ------        -----------       ----       --------------   -----------   --------------
            $1.08          1,000,000        0.29 year     $1.08          1,000,000        $1. 08

            At December 31, 2007, there were no warrants outstanding or exercisable.

            Options granted

            On April 15, 2008, the Corporation granted to Richard Khaleel in connection with his election to the Company's Board of Directors, nonqualified stock options to purchase up to 100,000 shares (33,333 post reverse split) of the Company's common stock (the "Option Shares"), exercisable at a price of $1.15 per share ($3.45 per share post reverse split) (a price equal to the closing price per share of the Company's common stock on April 15, 2008, as reported by the Over-the-Counter Bulletin Board). Options to purchase one third of the Option Shares were exercisable immediately; options to purchase an additional one third of the Option Shares may be exercised commencing April 15, 2009, and options to purchase the remaining one third of the Option Shares may be exercised commencing April 15, 2010. All outstanding and unexercised options shall expire on the date that Mr. Khaleel is no longer serving as a member of the Board of Directors of the Company or otherwise engaged by the Company to provide services to the Company. Subject to the foregoing, the options may be exercised until April 15, 2018, at which time any such options that have not been exercised shall automatically expire. These options were valued using the Black-Scholes option pricing model with an assumed 248% volatility, a term of the options of ten years, a risk free rate of 3% and a dividend yield of 0%. The accrued compensation expense relating to these options for the nine months ended September 30, 2008 was $55,895.

            A summary of the status of options granted and outstanding at September 30, 2008 is as follows:

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 11 -   STOCKHOLDERS' EQUITY (continued)

                                                             For the
                                                         Nine Month Ended
                                                        September 30, 2008

                                                                    Weighted
                                                                     Average
                                                    Shares        Exercise Price
                                                    ------        --------------
            Outstanding at January 1, 2008
            Granted                                 33,333           $ 3.45
            Exercised
            Forfeited
            Expired

            Outstanding at September 30, 2008       33,333           $ 3.45
                                                    ========================

            Exercisable at September 30, 2008       11,111           $ 3.45
                                                    ========================

            A summary of the status of options outstanding at September 30, 2008 is presented below:

                                 Options Outstanding                      Options Exercisable
                                 -------------------                      -------------------

                                         Weighted
                                          Average
            Range of                     Remaining        Weighted                      Weighted
            Exercise        Number      Contractual        Average        Number         Average
            prices        Outstanding       Life       Exercise Price   Exercisable   Exercise Price
            ------        -----------       ----       --------------   -----------   --------------
            $ 3.45         33,333           1.54 years    $ 3.45         11,111           $ 3.45

            At December 31, 2007, there were no options outstanding or exercisable.

            Reverse Stock Split (1:3)

            On April 28, 2008, the Company announced that Board of Directors of the Company authorized a one-for-three reverse stock split of its outstanding common stock. The reverse stock split was also approved by a majority of the Company's shareholders. The Company's Board of Directors established May 15, 2008 as the effective date for the reverse stock split.

            The effect of the forward split and the reverse split has been retroactively applied to all prior stock transactions of the Company.

NOTE 12 -   CONCENTRATIONS OF RISK

            Major Customers

            For the nine months ended September 30, 2008, the Company had four major customers that generated sales totaling $20,548,750 or 83% of its total revenues. At September 30, 2008, the receivable balance from these customers was $7,405,524 or 92% of the Company's accounts receivable. All of the Company's revenue is derived from sources within the People's Republic of China. The sales from major customers were as follows:

                                                           Percentage of
            Customers                                       total sales
            ---------                                       -----------

            A                                                    24%
            B                                                    21%
            C                                                    21%
            D                                                    17%

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 12 -   CONCENTRATIONS OF RISK (continued)

            Major Suppliers

            For the nine months ended September 30, 2008, the Company had one supplier of raw jade, XiKai Mining, from which the Company purchased 100% of its raw jade. The total purchase price of raw jade purchased from this supplier during this nine month period was $4,160,214. At September 30, 2008, the accounts payable due to this vendor was $0. This source of supply was interrupted for parts of the quarters ended June 30 and September 30, 2008, which resulted in a substantial decrease in the Company's revenues in those quarters below the levels which the Company had anticipated. If there were any additional significant interruption of this source of supply due to weather, earthquakes or the inability or unwillingness of XiKai Mining to provide the product, this would have a significant adverse impact on the Company's operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

      Jade Art Group Inc. (referred to in this Quarterly Report on Form 10-Q as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "plan," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

      Forward-looking statements are subject to certain known and unknown risks and uncertainties, which may cause our actual results, performance or achievements to differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise forward-looking statements to reflect any future events or circumstances. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and in our annual reports to be filed with the Securities and Exchange Commission, together with the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the availability of raw products and other supplies, competition, environmental risks, the prices of goods and services, government regulations, and political and economic factors in the People's Republic of China ("China" or the "PRC") in which our operating subsidiary operates.

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

On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Exchange Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the Exchange Agreement, XiKai Mining committed to sell to the Company 90% of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, for a period of 50 years (the "Exclusive Rights"). In exchange for these Exclusive Rights, the Company agreed to pay XiKai Mining RMB 60 million (approximately $8.7 million) by March 31, 2009 and, to transfer to XiKai Mining 100% of our ownership interest in all of the Company's woodcarving operations, which were contained in Jiangxi XiDa. This transfer of Jiangxi XiDa was made on February 20, 2008.

XiKai Mining is the Company's sole source for raw jade. Under the Exchange Agreement, the price for the raw jade material has been set for the first five years at RMB 2000 (approximately $285) per metric ton, and is subsequently subject to renegotiation every five years with adjustments not to exceed 10%. This mine commenced operation in 2002 and is estimated to have an annual operating capacity of approximately 40,000 tons by 2009. It has one of the largest jade reserves in China. According to a survey report issued by the Inner Mongolia Geological Institution, the mine has proven and probable reserves of approximately six million tons. SheTai Jade is a form of jadeite found in the mountain ranges of Inner Mongolia, China. The jade from the SheTai mine is stainless, non-corrosive, non-weathering and unfadable. It has a glassy luster and is a pure and exquisite green color. It is also much harder and more durable than other forms of jade. As a result of such characteristics, SheTai jade has a broad spectrum of applications, ranging from commercial and residential construction, and decorative jade artwork to intricately carved jade jewelry.

We commenced the distribution and sale of jade in January 2008. During the quarter ended March 31, 2008, we entered into five contracts for the sale of raw jade. During the quarter ended June 30, 2008, the Company entered into one additional contract. The total value of these contracts is estimated to be $42 million. The contracts require the customers to purchase specified amounts of jaw jade over periods ranging from six months to one year at times which are at the discretion of the customer. The contracts for the sale of raw jade generally provide that the Company is to receive 30% of the contracted value of the order before shipment (a requirement which the Company has waived in a few instances), with the balance to be paid within 10 days after customer's inspection and acceptance of the jade. However, the Company's customers generally have, instead, paid the balance within 45 days of shipment. Xikai Mining mines the raw jade and prepares the raw jade for pick-up by the Company's customers at a warehouse which Xikai maintains near its She Tai Jade mine.

The supply of Jade from XiKai Mining was interrupted on June 10, 2008, when an earthquake damaged the sole road on which raw jade is transported from Xikai Mining's warehouse. A smaller service road was still navigable, allowing basic mining operations to continue. The mine was able to get much of the raw jade cut, and prepared for pick-up by the Company's customers at the warehouse; however due to the larger tonnage requirements, the shipment of raw jade from the warehouse by the Company's customers was completely halted. The road was subsequently repaired and the shipment of raw jade from the mine commenced again on September 23, 2008. As a result of the interruption in the shipment of raw jade from the SheTai Jade mine, the Company's revenues in its second quarter ended June 30, 2008, and its third quarter ended September 30, 2008, were substantially below the levels which the Company had anticipated.

The Company had sales revenue of $7,609,684 during the third quarter ended September 30, 2008. These sales resulted from orders for raw jade received by the Company from existing customers prior to the interruption of shipping caused by the earthquake. Commencing immediately upon the opening of the aforementioned road on September 23, approximately 2,300 metric tons were shipped out of the mine by the end of the month. Subsequently, as of November 14, 2008 the Company had received payment in full for all of the raw jade sold in the Company's quarter ended September 30, 2008.

Results of Operations

The following table presents certain information derived from the consolidated statements of operations of the Company for the nine months ended September 30, 2008.

                                                Three months ended   Nine months ended
                                                September 30, 2008   September 30,2008
------------------------------------------------------------------------------------
REVENUES                                            $7,609,684          $24,995,461
------------------------------------------------------------------------------------
COST OF SALES                                        1,360,228            4,160,214
------------------------------------------------------------------------------------
GROSS PROFIT                                         6,249,456           20,835,247
------------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           629,184            2,185,771
------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                               5,620,272           18,649,476
------------------------------------------------------------------------------------
INTEREST EXPENSE                                     (126,027)            (336,712)
------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES       5,626,332           18,444,851
------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                 (1,664,686)          (5,486,689)
------------------------------------------------------------------------------------
NET INCOME FROM CONTINUING OPERATIONS                3,961,646           12,958,162
------------------------------------------------------------------------------------
NET INCOME                                          $3,961,646          $68,377,528
------------------------------------------------------------------------------------

REVENUE

The Company's sales revenue is derived solely from the sale of raw jade. The revenue from the sale of raw jade was $7,609,684 during the third quarter ended September 30, 2008, compared to $6,722,753 for the three months ended June 30, 2008. As noted above, the supply of Jade from XiKai Mining was interrupted on June 10, 2008, as a result of damage caused by an earthquake to the sole road on which raw jade is transported from the SheTai Jade mine. The road was subsequently repaired and the shipment of raw jade by the Company's customers from Xikai Mining's warehouse commenced again on September 23, 2008. Despite the inability to ship for most of the quarter, revenue increased from the quarter ended June 30, 2008. This was made possible because Xikai Mining had prepared much of the previously-ordered raw jade for pick up by the Company's customers at its warehouse. This allowed the customers to quickly obtain the raw jade they had ordered prior to the earthquake. Approximately 2300 metric tons of raw jade were transported by the Company's customers from Xikai Mining's warehouse in the last week of the third quarter.

COST OF SALES

The reported cost of sales was $1,360,228 during the three months ended September 30, 2008, compared to $1,225,155 during the three months ended June 30, 2008, which resulted from the sale of raw jade materials from SheTai mine and the amortization of the intangible assets pertaining to the exclusive distribution rights of the SheTai mine's jade. The cost of sales for the nine months ended September 30, 2008 was $4,160,214.

GROSS PROFIT

The resulting gross profit for the three months ended September 30, 2008 was $6,249,456, which represented approximately 82% of revenue, compared to $5,497,598 for the three months ended June 30, 2008, which represented approximately 82% of revenue. The gross profit for the nine months ended September 30, 2008 was $20,835,247, which represented approximately 83% of revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses (SG&A) were $629,184 for the three months ended September 30, 2008, compared to $817,598 for the three months ended June 30, 2008. SG&A was approximately 8.2% of revenue for the three months ended September 30, 2008, compared to 12% of revenue for the three months ended June 30, 2008. The decrease in SG&A was mainly due to the decrease in the Company's normal operational activities during the period commencing late in the Company's second quarter and extending through late in the Company's third quarter, when shipments of raw jade were interrupted, as described above. The SG&A for the nine months ended September 30, 2008 was $2,185,771, which represented approximately 8.7% of revenue.

INCOME BEFORE TAXES FROM CONTINUING OPERATIONS

Income before taxes from continuing operations was $5,626,332 for the three months ended September 30, 2008, compared to $4,469,315 for the three months ended June 30, 2008, which resulted primarily from the sale of raw jade from SheTai mine by the Company. Income before taxes from continuing operations for the nine months ended September 30, 2008 was $18,444,851.

INCOME TAX EXPENSE

The income tax expense pertaining to continuing operations for the three months ended September 30, 2008 was $1,664,686, compared to $1,491,443 for the three months ended June 30, 2008. The income tax expense for the nine months ended September 30, 2008 was $5,486,689.

NET INCOME FROM CONTINUING OPERATIONS

The Company recorded Net Income from Continuing Operations of $3,961,646 during the three months ended September 30, 2008, compared to $2,977,872 recorded during the three months ended June 30, 2008. Net Income from Continuing Operations for the nine months ended September 30, 2008 was $12,958,162.

NET INCOME

The Net income for the three months ended September 30, 2008 was $3,961,646 or 52% of revenue, compared to $2,977,872 or 44% of revenue for the three months ended June 30, 2008. As noted above, the supply of Jade from XiKai Mining was interrupted on June 10, 2008, as a result of damage caused by an earthquake to the sole road on which raw jade is transported from the SheTai Jade mine. The road was subsequently repaired and the shipment of raw jade from the mine commenced on September 23, 2008. Despite the shipment road being out of service for most of the quarter, net income increased from the quarter ended June 30, 2008 to the quarter ended September 30, 2008 primarily because the Company's sales revenues increased from the quarter ended June 30, 2008, to the quarter ended September 30, 2008, as described above under "REVENUES." Furthermore, the increase in the ratio of net income to revenue is primarily due to a decrease in SG&A and a decrease in interest expense. The Net income for the nine months ended September 30, 2008 was $68,377,528.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company's cash was $523,374 as compared to $16,084 as of September 30, 2007. The components of this $507,290 increase are reflected below.

Cash Flow

                                                                      Nine Months Ended
                                                                         September 30
                                                           ------------------------------------
                                                                2008                  2007
                                                           ------------------------------------

Net cash provided (used) by operating activities           $    11,425,066      $      (374,234)
                                                           ---------------      ---------------
Net cash (used by) investing activities                    $   (22,016,848)     $      (44,595)
                                                           ---------------      ---------------
Net cash provided by financing activities                  $    10,000,000      $            0
                                                           ---------------      ---------------
Effect of exchange rate changes                            $       813,953      $      280,448
                                                           ---------------      ---------------
Net cash inflow (outflow)                                  $       222,171      $     (138,381)
                                                           ---------------      ---------------

For the three months ended September 30, 2008, the Company met its working capital and capital investment requirements by using operating cash flows, and borrowing through the issuance of Notes payable totaling $10,000,000, including $3,000,000 to a related party.

The Company has a number of financial obligations that are due on or before June 30, 2009, and as reflected in the consolidated financial statements in Note 4, "Consolidated Financial Statements and Supplemental Data". As of September 30, 2008 these consisted of the following note payable obligations:

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
                                                                     ===========

The following table sets forth the information about the Company's debt instruments as of September 30, 2008 (also see Note 4 in the consolidated financial statements, "Consolidated Financial Statements and Supplemental Data"):

                                                  Year of Maturity
                                     -------------------------------------------
                                         2008            2009            2010
                                     ------------   -------------    -----------
Notes payable including
   Current portion                   $  7,000,000   $  17,334,500              0
Average Interest Rate                           5%              5%           n/a

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2008, the Company had net cash flow from operating activities of $11,425,066, primarily attributable to net income from continuing operations of $12,958,162, and taxes payable of $2,397,910, partially offset by an increase of accounts receivable of $7,682,699. Net cash provided by operating activities during the nine months ended September 30, 2008 improved by $11,799,300, as compared to the nine months ended September 30, 2007. The primary source of this increase was the level of net income from continuing operations in the nine months ended September 30, 2008.

Net Cash Provided (Used) by Investing Activities and Financing Activities

The Company used $22,016,848 in its Investing Activities during the nine months ending September 30, 2008. The Company paid to XiKai Mining RMB 60 million (approximately $8.7 million) during the nine months ended September 30, 2008, which constituted the full amount owed to XiKai Mining under the Exchange Agreement.

During the second quarter the Company realized a net inflow from its Financing Activities of $10,000,000. This resulted from the proceeds from the issuance of notes payable totaling $10,000,000 received from four parties, including $3,000,000 from a related party and shareholder (largely offset by the advance of $13,208,687 to XiKai Mining). These funds have been utilized by XiKai Mining to expand its ability to extract jade from the mine and thus increase the volume of the jade that the Company can access. This note receivable accrues interest at an annual rate of 4% and is payable by December 31, 2008. The Company may continue to provide financial support to XiKai Mining.

The Company had negative working capital as of September 30, 2008 of $6,227,442, reflecting notes payable of $24,334,500 that are due on or before June 30, 2009. However, we believe that our available funds and cash flows generated from the sale of raw jade and the repayment of loans made to XiKai Mining will be sufficient to meet our anticipated ongoing operating needs for the next twelve
(12) months. However there can be no guarantee that the funds and cash flows generated from operations will be adequate to satisfy the financial obligations of the Company that are due during the next twelve months. If they are not, we would need to obtain additional funding through the issuance of debt or equity. There can be no guarantee that we would be able to obtain such additional funding on terms satisfactory to management and our board of directors.

Critical Accounting Policies and Estimates

The accompanying unaudited consolidated financial statements have been prepared by the Company. These consolidated financial statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the consolidated financial statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-Q for the five months ended December 31, 2007 ("2007 Form 10-Q"). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The notes to financial statements included in the 2007 Form 10-Q should be read in conjunction with the accompanying consolidated financial statements. The consolidated operating results for the nine months ended September 30, 2008 may not be indicative of operating results expected for the full year.

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

Accounts Receivable and Notes Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established, when appropriate, and recorded based on management's assessment of the credit history with customers and current relationships with them. When the customers purchase products from the vendor, the customers are required to pay value added tax, which is currently 17% in China. Accordingly, when the Company recognizes sales revenue, the Company also recognizes the appropriate tax receivable, which is included in accounts receivable. The Company also accrues a tax payable at the same time. This value added tax is due by the 10th day of the month following the month in which the sales revenue is recognized by the Company. As of September 30, 2008, and December 31, 2007, the Company considered all accounts and other receivables collectible and has not recorded a provision for doubtful accounts.

The Company has extended financial support to XiKai Mining; the indebtedness of XiKai Mining is evidenced by a Note Receivable. Management has reviewed the collectability of this Note and considers it collectable. Interest is recognized on a monthly basis.

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Sales revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the price charged for products and the collectability of those fees. Our revenues are recorded upon acceptance and the shipment of the product from the mine site. The customer is responsible for shipping from the mine site and the related costs. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. There were no advances from customers as of September 30, 2008. No returns are permitted after the customer accepts the product.

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

      At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      There were no changes in internal controls over financial reporting that occurred during the period from January 1, 2008 through September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A discussion of risk factors of the Company is set forth in Part II, Item 1A of the Company's Form 10Q for the quarter ended June 30, 2008.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

      None

Item 3. Defaults Upon Senior Securities.

      None

Item 4. Submission of Matters to Vote of Security Holders.

      None

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

                                                  JADE ART GROUP INC.


Date: November 19, 2008                           /s/ Hua-Cai Song
                                                  ------------------------------
                                                  Name:  Hua-Cai Song
                                                  Title: Chief Executive Officer


Date: November 19, 2008                           /s/ Chen-Qing Luo
                                                  ------------------------------
                                                  Name:  Chen-Qing Luo
                                                  Title: Chief Financial Officer

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