Form 10-Q/A
period 2008-09-30
Jade Art Group Inc.
filed 2008-11-25
CIK 1370823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

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

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X| Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 79,980,000 as of November 10, 2008.

This Form 10-Q/A is being filed to correct certain typographical errors in one of the financial statements appearing in the Part I, Item 1 of the Form 10-Q for the three and nine month periods ended September 30, 2008 filed by the Company on November 19, 2008. Specifically, during the edgarization process, two numbers in the Unaudited Consolidated Statements of Operations and Comprehensive Income shifted from the column captioned "Nine Months Ended September 30, 2008" into the column captioned "Three Months Ended September 30, 2007." The Company is filing this amendment to the Form 10-Q to correct such errors.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

The Unaudited Consolidated Statements of Operations and Comprehensive Income is amended hereby to read in its entirety as follows:

                      JADE ART GROUP INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30                     SEPTEMBER 30
                                                  -----------------------------    -----------------------------
                                                      2008             2007            2008             2007
Sales                                             $  7,609,684               --    $ 24,995,461               --
Cost of sales                                       (1,360,228)              --      (4,160,214)              --
                                                  ------------     ------------    ------------     ------------
Gross profit                                         6,249,456               --      20,835,247               --

Operating expenses:
    Selling, general and administrative
     expenses                                         (629,184)              --      (2,185,771)              --
                                                  ------------     ------------    ------------     ------------
Operating income                                     5,620,272               --      18,649,476               --

Other income (expenses):
    Interest expense                                  (126,027)              --        (336,712)              --
    Interest income                                    132,087               --         132,087               --
                                                  ------------     ------------    ------------     ------------
Income before taxes from continuing operations       5,626,332               --      18,444,851               --

Income tax expense                                  (1,664,686)              --      (5,486,689)              --
                                                  ------------     ------------    ------------     ------------
Net income from continuing operations                3,961,646               --      12,958,162               --

Discontinued operations, net of tax
    Income from woodcarving
     operations, net of tax                                 --        2,731,165          96,751        6,724,082
    Income due to transfer of
     woodcarving
     operations, net of tax                                 --               --      55,322,615               --
                                                  ------------     ------------    ------------     ------------
Net income from discontinued operations                     --        2,731,165      55,419,366        6,724,082
                                                  ------------     ------------    ------------     ------------
Net Income                                        $  3,961,646     $  2,731,165    $ 68,377,528     $  6,724,082
                                                  ============     ============    ============     ============
Basic Earnings Per Share:
    Income from Continuing Operations             $       0.05               --    $       0.16               --
    Income from Discontinued Operations                     --     $       0.04            0.69             0.09
                                                  ------------     ------------    ------------     ------------
Total Basic Earnings Per Share                    $       0.05     $       0.04    $       0.85     $       0.09
                                                  ============     ============    ============     ============
Diluted Earnings Per Share:
    Income from Continuing Operations             $       0.05               --    $       0.16               --
    Income from Discontinued Operations                     --     $       0.04            0.68     $       0.09
                                                  ------------     ------------    ------------     ------------
Total Diluted Earnings Per Share                  $       0.05     $       0.04    $       0.84     $       0.09
                                                  ============     ============    ============     ============
Weighted Average Number of Shares
 Outstanding:
    Basic                                           79,980,000       74,980,000      79,980,000       74,980,000
    Diluted                                         80,980,000       74,980,000      80,917,956       74,980,000
                                                  ============     ============    ============     ============

Other Comprehensive Income:
Net Income                                        $  3,961,646     $  2,731,165    $ 68,377,528     $  6,724,082
    Foreign Currency
     Translation Adjustment                            222,485          187,261         813,953          280,448
                                                  ------------     ------------    ------------     ------------
Net Comprehensive Income                          $  4,184,131     $  2,918,426    $ 69,191,481     $  7,004,530
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


                                        JADE ART GROUP INC.


Date:  November 24, 2008                       /s/ Hua-Cai Song
                                               -------------------------------
                                        Name:  Hua-Cai Song
                                        Title: Chief Executive Officer


Date:  November 24, 2008                       /s/ Chen-Qing Luo
                                               -------------------------------
                                        Name:  Chen-Qing Luo
                                        Title: Chief Financial Officer

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