Form 10-K
period 2008-12-31
Jade Art Group Inc.
filed 2009-05-18
CIK 1370823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________________
Commission file number 000-20936

                              Jade Art Group, Inc.
             (Exact name of registrant as specified in its charter)

           Nevada                                         71-1021813
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

                             #35, Baita Zhong Road,
             Yujiang County, Jiangxi Province, P.R. of China 335200
               (Address of principal executive offices) (Zip Code)
                                 (646) 200-6328
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------
         None

Securities registered pursuant to section 12(g) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
         None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |X|                          Smaller reporting company |_|
Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

As of June 30, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 10% of the outstanding shares of the class) was $86,177,687.9 based upon a closing sale price of $1.85 on the Over the Counter Bulletin Board.

As of May 18, 2009, the registrant had outstanding 79,980,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                Table of Contents

Item 1.   Business                                                             2
Item 1A.  Risk Factors                                                        18
Item 2.   Properties                                                          19
Item 3.   Legal Proceedings                                                   19
Item 4.   Submission of Matters to a Vote of Security Holders                 19
PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   20
Item 6.   Selected Financial and Other Data                                   22
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               22
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          28
Item 8.   Financial Statements and Supplementary Data                         28
Item 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                58
Item 9A.  Controls and Procedures                                             58
Item 9B.  Other Information                                                   59
PART III
Item 10.  Directors, Executive Officers and Corporate Governance              59
Item 11.  Executive Compensation                                              62
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     66
Item 13.  Certain Relationships and Related Transactions, and
          Director Independence                                               67
Item 14.  Principal Accounting Fees and Services                              68
PART IV
Item 15.  Exhibits and Financial Statement Schedules                          70
Signatures                                                                    72

                                     PART I

Item 1. Business.

Introduction

      Jade Art Group, Inc. is a seller and distributor in China of raw jade, ranging in uses from decorative construction material for both the commercial and residential markets to high-end jewelry. For more than 30 years, the Company's business consisted of manufacturing and selling hand and machine-carved wood products, such as furniture, architectural accents and Buddhist figurines in China. Commencing in 2007, we experienced a reduction of revenue from our woodcarving business, which largely resulted from increased competition. As a result, we decided to dispose of our wood products business and to enter the business of raw jade sales and distribution, which management believed presented a better long-term growth potential. On January 11, 2008, we formed a new wholly-owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited, to engage in the sale and distribution of raw jade throughout China. Our goal is to meet China's increasing demand for jade and to eventually vertically integrate our raw jade distribution activities with jade processing, carving, polishing, and, at a later date, retail sales.

      The Company currently operates in one segment.

Our Corporate History

      The financial statements presented are those of Jade Art Group, Inc. (formerly Vella Productions, Inc.) ("the Company") which was incorporated under the laws of the State of Nevada on September 30, 2005.

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

      Pursuant to the Merger Agreement, GHL merged with VLLA Merger Sub, Inc, with GHL as the surviving entity. As a result of the Merger Transaction, GHL became a wholly-owned subsidiary of the Registrant, which, in turn, made the Registrant the indirect owner of the operating company subsidiary of GHL, Jiangxi XiDa (formerly known as Jiangxi Xi Cheong Lacquer, Inc.). Under the Merger Agreement, in exchange of surrendering their shares in GHL, the GHL Shareholders received an aggregate of (i) 68,900,000 newly-issued shares of the Registrant's common stock, par value $.001 per share (the "Common Stock") and
(ii) $14,334,500, in the form of promissory notes payable on or before the first year anniversary of the Merger Transaction. Consideration was to be distributed pro ratably among the GHL Shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction.

      The acquisition has been accounted for as a recapitalization and, accordingly, these financial statements represent historical operations of Jiangxi XiDa and the capital structure of the former Vella Productions, Inc.

      On November 8, 2007, the Company amended and restated its articles of incorporation to reflect Jade Art Group, Inc. as its new corporate name and, shortly thereafter, commenced operations as a distributor and seller of raw jade sourced from the SheTai Jade Mine owned by Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining").

The Company's Exclusive Distribution Agreement with XiKai Mining

      On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Exchange Agreement") with XiKai Mining. Under the Exchange Agreement, XiKai Mining committed to sell to the Company 90% of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, for a period of 50 years (the "Exclusive Rights"). In exchange for these Exclusive Rights, the Company agreed to pay XiKai Mining RMB 60 million (approximately $8.7 million) by March 31, 2009 and, to transfer to XiKai Mining 100% of our ownership interest in all of the Company's woodcarving operations, which were contained in Jiangxi XiDa. This transfer of Jiangxi XiDa was made on February 20, 2008.

      XiKai Mining is the Company's sole source for raw jade. Under the Exchange Agreement, the price for the raw jade material has been set for the first five years at RMB 2000 (approximately $285) per metric ton, and is subsequently subject to renegotiation every five years with adjustments not to exceed 10%. A chart summarizing the material terms of the Exchange Agreement is set forth below:

Parties to the Agreement:       (a) GHL and its wholly owned subsidiary Jiangxi
                                    SheTai Jade Industrial Co., Ltd. ("STJ")
                                (b) XiKai Mining

Exclusive Commitment:            XiKai Mining committed to sell to the Company
                                 up to 90% of the raw jade material produced in the SheTai Jade mine

Term of Agreement:               50 years

Cost of Agreement:               The Company agreed to pay to XiKai Mining RMB
                                 60 million (approximately $8.8 million on the date of the agreement) by 3/31/09. This amount was paid on 3/1/08. The Company also agreed to transfer to XiKai Mining 100% ownership of the wholly owned Jiangxi XiDa Wooden Carving
                                 Lacquerware Co., Ltd. The transfer was
                                 completed on 2/20/08 and the agreement was finalized on 3/10/08.

Commitment to Purchase:          If the Company so requests, XiKai Mining
                                 committed to provide 40,000 tons of annual jade production.

Minimum Obligation               The Company is not obligated to purchase any
                                 specified amount of jade.

Average Cost / Ton:              The Company's average cost will not exceed RMB
                                 2,000 per ton (approximately $285 on the date of the Exchange Agreement). This cost will be renegotiated every five years with a maximum increase, in any, of 10% on each adjustment.

Failure to Perform:              XiKai Mining must pay to the Company RMB 18,000
                                 (approximately $2,500 at the date of the Exchange Agreement) for each ton below 40,000 ordered by the Company but not delivered.

Miscellaneous Terms:              o XiKai Mining may not sell the remaining
                                    10% of SheTai output at less than the agreed upon price with the Company.
                                  o The Exchange Agreement may only be
                                    terminated by the consent of the Company and XiKai.
                                  o The agreement is subject to the laws of
                                    the People's Republic of China ("PRC"),
                                    where any dispute will be resolved through arbitration.

Jade from the SheTai Mine

      The SheTai Jade mine commenced operation in 2002 and is estimated to have an annual operating capacity of approximately 40,000 tons by 2009. It has one of the largest jade reserves in China. According to a survey report issued by the Inner Mongolia Geological Institution, the mine has proven and probable reserves of approximately six million tons. The SheTai Jade mine's reserves are unique, in that they include some of the oldest (formed approximately 1.8 billion - 2.4 billion years ago) jade ore found in China and are considered to be of the highest quality in terms of rigidity and relative size of its pieces.

      There are two types of jade: nephrite and jadeite. Jadeite's rarity, higher degree of hardness and vivid colors have made it better known and more expensive than nephrite. The SheTai Jade mine, in the mountain ranges of Inner Mongolia, China, contains the jadeite variety of jade. The jade from the SheTai mine is stainless, non-corrosive, non-weathering and does not fade. In addition, SheTai Jade is abrasion resistant, smooth and highly reflective. The green is pure and the gems are translucent, with a glassy luster. SheTai Jade is as hard as quartz, with a degree of hardness between 7.1 and 7.3 on the Mohs scale, which is much higher than that of most jade. As a result of such characteristics, SheTai Jade has a broad spectrum of applications, ranging from commercial and residential construction, and decorative jade artwork to intricately carved jade jewelry.

      SheTai Jade Mine is located in Inner Mongolia, China's northern border autonomous region. The location of the SheTai Jade mine is noted by the tan shading in the map below. The star on the map denotes the capital, Beijing.

[GRAPHIC OMITTED]

Uses for SheTai Jade

      Jade has varied applications, ranging from jewelry to construction and furniture manufacturing. Asians and, predominantly, the Chinese have a long history of jade usage in jewelry and craftwork. The Chinese tradition of using jade and the belief that jade protects its owners from evil has made it a popular stone. Thus, jade is not merely valued as a commodity, but also as a good luck charm for its owner. Jade's popularity has led to considerable demand and has helped in commanding high prices.

      Our jade has a wide range of applications due to its unique characteristics, broadening the potential customer base of the Company. Raw jade has the following four major applications:

      o     As construction material such as tiles, mosaic, and cobblestone;

      o In making sculptures and large-scale statues like Buddha figures, garden architecture, political leaders and corporate founder statues;

      o In furniture and home furnishings such as lamps, countertops and kitchenware;

      o In jewelry items (In spite of jewelry being the most common use of jade, the volume demanded in this segment is not substantial compared to potential commercial applications. The quantity required in jewelry markets is also highly cyclical. However, delicate artwork and jewelry command higher margins, which compensates for lower unit volumes.)

      Raw jade, which is used in furniture and construction materials, costs around $3 per kilogram, while the purest form, used most commonly in jewelry after considerable processing, is as expensive as $85-$100 per gram. The stone's pricing is mainly dependent on factors like purity, color, hardness, clarity and rarity of particular genres of the stone.

      The Company is promoting the usage of its SheTai brand jade in the construction of high-end hotel, temples, restaurants, government and corporate buildings as well as in home decor. The Company is also positioning SheTai Jade as an alternative for marble and granite.

Customers of the Company

      We commenced the distribution and sale of raw jade in January 2008. During the quarter ended March 31, 2008, we entered into five contracts for the sale of raw jade to customers in China. During the quarter ended June 30, 2008, the Company entered into one additional contract with an existing customer. The total value of these contracts is estimated to be $42 million. Each contract obligated the customer to purchase a specified amount of raw jade within a specified amount of time ranging from six to twelve months. We have not entered into any new contracts since June 30, 2008.

      The Company began shipments on February 1, 2008 and had distributed 9,330 tons as of December 31, 2008. As of the filing of this report, four of our six contracts have been completed in full. Contracts with QuanZhou TianXia HuiCui Jade Company Ltd. ("QZTX") for the purchase of 1,260 tons of raw jade and Putian Licheng Qiyushengshi Co. ("QYSB") for the purchase of 2,490 tons of raw jade remain outstanding. However, as a result of the adverse impact of the downturn in the Chinese economy on these customers, the Company has informally agreed to extend the period in which the customers must fulfill their purchase obligations to a date to be mutually agreed upon in the future.

      These contracts have been negotiated with sub-distributors and processors who in turn sell jade to the artisans responsible for crafting the final products. There are approximately 150,000 jade-carving factories in China. The province in which our customer, QZTX, operates is home to over 1,000 large jade carving and processing factories, generating over $1.5 billion in annual production. PuTian City, home to our customer, QYSB, contains 1,000 jade and jewelry companies with annual production of $2 billion.

      Our major customers include the following:

                                                   Percentage of
      Customer                                    Revenues in 2008
      --------                                    ----------------
      Shenzhen Hongda Artcraft Co.                       23%
      Quanzhou Tianxia Huicui Jade Co.                   21%
      Suzhou Cuiping Jade Co.                            21%
      Putian Licheng Qiyushengshi Co.                    18%

      All of our sales of SheTai Jade to date are to customers located in China. However, the Company intends to solicit customers elsewhere in Asia.

The Company's Jade Distribution Agreements

      Our contracts require customers to purchase specified amounts raw jade over periods ranging from six months to one year at times which are at the discretion of the customer. Xikai Mining mines the raw jade and prepares it for pick-up by the Company's customers at a warehouse which Xikai Mining maintains near its She Tai Jade mine. The customer is responsible for the shipment of the jade, including the cost of shipment.

      The customers inspect the jade after delivery and make a determination as to whether to accept such jade. Jade can only be returned to the Company in the event that there are issues related to its quality. No customer has ever returned jade to the Company due to quality issues or any other reasons.

      Our contracts for the sale of raw jade generally provide that the Company will receive 30% of the contracted value of the order before shipment. The balance is then due after shipment, within 10 days after customer's inspection and acceptance of the jade. However, the Company's customers generally have, instead, paid the balance within 45 days after shipment.

      The table below summarizes details regarding the Company's contracts with the following customers (i) GuangFuGuoXiang Jade ("GFGX"), (ii) YangZhou GuoCui Jade ("YZGC"); (iii) ShenZhen HongDa Craftwork Ltd. ("SZHD"), (iv) QuanZhou TianXiaHuiCui Jade Company Ltd. ("QZTX"), and (v) Putian Licheng Qiyushengshi Co. ("QYSB").

Business and Marketing Strategy

      The Company currently employs sales personnel to market its jade to potential customers throughout China. We market our jade based on its excellent quality and special characteristics which allow it to be used for varied purposes including as construction materials.

Competition

      The Chinese jade industry is spread among a large number of companies including Zheng Dong Jade Co., Xin Jiang Lao Shan, He Tian Jade Co. and Leung Jade Co., Ltd. The industry is highly fragmented and consists of mostly private companies, making detailed information difficult to uncover. We also compete generally with distributors of other construction materials and gemstones throughout China.

      We compete directly with other distributors of jade on the basis of quality and price. We compete with distributors of other materials on the basis of the unique characteristics of SheTai jade (e.g. color, hardness, durability and beauty) and also on price.

Order Backlog

      We do not maintain any inventory. XiKai Mining maintains an inventory of raw jade in its warehouse and fills our orders promptly after receipt. Accordingly we do not have an order backlog.

Seasonality

      The Company is generally not affected by seasonality. The only seasonal affect on our business could be a delay of shipments from the SheTai Mine in the winter if the road leading from the mine becomes inoperable due to extremely heavy snow.

Intellectual Property

      Except for certain trade secrets and unregistered trade names, the Company currently has no trademarks, copyrights, patents or other intellectual property.

Research and Development

      The Company has incurred no costs related to research and development over the last three years.

Employees

      The Company has approximately 38 full time employees, including 29 who work in sales and 4 in administration. We believe that relations with our employees are good.

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

      The cash flow and profitability of our current operations are significantly affected by the market price of jade that is affected by numerous factors beyond our control. Specifically, the prices for jade may be affected by the type and amount of commercial and residential construction in the People's Republic of China (PRC) and elsewhere, for which construction jade such as ours is used; and the prices for gem quality jade depend on market demand, which is also beyond our control. Factors that could cause such volatility include, among other things: conditions or trends in the mining industries and governmental regulations that affect such industries; changes in the market valuations of other companies against whom we compete; general market and economic conditions domestically and worldwide; general trade restrictions imposed by various countries; and political events, including actions by the PRC government which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition, as well as international reaction to political and economic events and developments in the PRC.

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

The economic downturn in China could continue to reduce demand for our product.

      The Chinese economy has experienced a slowing growth rate due to a number of factors, including but not limited to instability in the global financial markets, the appreciation of the RMB, and economic and monetary policies adopted by the Chinese government aimed at preventing overheating of the Chinese economy and inflation. We have been affected by the economic downturn and continue to be affected. The use of jade is a luxury product that is not a necessity. In the current economic downturn, people are less willing to purchase luxuries such as products made of jade. Consequently, the demand for our product has suffered and will continue to suffer. We cannot predict how long the downturn will last, the timing of any subsequent recovery, or how much of an impact the downturn will have on our business and operating results.

In 2008, we depended on revenues from six customers, and any loss, cancellation, reduction, or interruption in these relationships could harm our business.

      In 2008, we derived all of our revenue from only six customers. Of the six customer contracts, four have been completed in full. We are not certain as to when or how much jade the remaining two customers will require. If sales to such customers were terminated or significantly reduced, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with our customers. Any adverse change in our relationship with our customers may have a material adverse effect on our business. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. We cannot be sure that we will be able to retain our customers or that we will be able to attract additional customers or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make could significantly harm our business.

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

We may not be able to enforce our agreement with XiKai Mining.

      We are wholly dependent on XiKai Mining for our jade. There is no guarantee that XiKai Mining will choose to continue to honor its agreement or that we would be able to enforce our agreement in the Chinese courts if it were necessary to do so. Even if the courts are available to us, the costs of litigation could be substantial and the results uncertain.

Our supplier could be unable to meet our needs.

      There can be no assurance that XiKai Mining will be able to continue to successfully produce and distribute to us sufficient jade to enable us to realize anticipated profits. Even if XiKai Mining desires to meet our needs it could be unable to do so because of events beyond its control, including, but not limited to: geological events, such as an earthquake, that disrupts or makes temporarily or permanently impossible the continued exploitation of XiKai Mining's mines; a loss of necessary government permits or unanticipated adverse governmental regulation of jade production; labor unrest; equipment failures, accidents and work injuries, a deterioration in the quality of the jade at XiKai's mine or economic events that result in XiKai Mining's inability to mine or supply jade.

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

Our brand and reputation may be harmed by counterfeit jade products.

      The jade markets in China and elsewhere in Asia are tainted by counterfeit products, the presence of which has the potential to create a negative impact on the price of raw jade. Any counterfeit jade products could damage the SheTai Jade brand and could adversely impact the perception of customers of jade.

Estimates of our future revenues and operating results are subject to inherent uncertainties.

      Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately predict our revenues and operating results. Furthermore, our revenues and operating results may fluctuate in the future due to a number of factors, including the following:

      o the introduction of competitive products by different or new competitors;

      o     reduced demand for raw jade;

      o increased or uneven expenses, whether related to sales and marketing, product development or administration;

      o deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects; and

      o costs related to the expansion of the Company's business into related activities whether through acquisition or otherwise.

Due to these factors, predictions may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could be lower than the expectations of investors and analysts. If so, the market price of our stock would likely decline.

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

We will continue to incur significant increased costs as a result of operating as a public company, and management will be required to devote substantial time to compliance requirements.

      As a public company we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

      Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of December 31, 2008, in the aggregate, approximately 53% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

We depend on key personnel and have no key man insurance.

      We depend on our key management and other personnel. Our future success depends to a significant extent upon the continued service of our executive officers and other key management and on our ability to continue to attract, retain and motivate executive and other key employees, including those in managerial and sales positions. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations. Although most of these personnel are founders and stockholders, there can be no assurance that we can be successful in retaining them. We do not have key man insurance.

Our Executives do not speak any English and may have different perspectives on business situations based on differences between Chinese and American culture.

      Our management is comprised of individuals born and raised in the PRC who do not speak English. As a result of differences in culture, educational background and business experiences, our management may analyze, evaluate and present business opportunities and results of operations differently from the way they are analyzed, evaluated and presented by management teams of public companies in Europe and the United States. In addition, our management has very limited skills in English. Consequently, it is possible that our management team will emphasize or fail to emphasize aspects of our business that might customarily be emphasized in a different manner by comparable public companies from different geographical and political areas.

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

We may issue shares of our capital stock or debt securities to complete an acquisition, which would reduce the equity interest of our stockholders or subject our company to risks upon default

      We may issue our securities to acquire companies or assets. Most likely, we will issue additional shares of our common stock or preferred stock, or both, to complete acquisitions. If we issue additional shares of our common stock or shares of our preferred stock, the equity interest of our existing stockholders may be reduced significantly, and the market price of our common stock may decrease. The shares of preferred stock we issue are likely to provide holders with dividend, liquidation and voting rights, and may include participation rights, senior to, and more favorable than, the rights and powers of holders of our common stock. If we issue debt securities as part of an acquisition, and we are unable to generate sufficient operating revenues to pay the principal amount and accrued interest on that debt, we may be forced to sell all or a significant portion of our assets to satisfy our debt service obligations, unless we are able to refinance or negotiate an extension of our payment obligation.

Future sales of our common stock, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock.

      We have approximately 79,980,000 shares of our common stock outstanding. There are a limited number of holders of our common stock. Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. As noted above, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which would further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

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

Item 1A. Unresolved Staff Comments

      The Company had no unresolved Securities and Exchange Commission staff comments as of December 31, 2008.

Item 2. Properties

      On December 10, 2007, the Company entered into a lease agreement with GuoXi Group for office space located at Yujiang City of Jiangxi Province. The lease has a term of two years and requires monthly payments of RMB 20,000 (approximately $2,900).

      The Company does not own any real property. Management believes that the Company's facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

Item 3. Legal Proceedings

      The Company is not a party to any legal proceedings as of the date of this filing.

Item 4. Submission of Matters to a vote of Security Holders

      There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2008.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

      Our common stock is traded in the over-the-counter market (the OTC Bulletin Board). On May 14, 2008, Jade Art Group Inc. has been informed by NASDAQ that its ticker symbol was being changed from JADG to JADA, effective as of the open of business on May 15, 2008.

      On May 15, 2008, a reverse stock split of the Company's issued and outstanding common stock on a one (1) for three (3) basis became effective.

      The Company declared a three-for-one (3:1)forward stock split, in the nature of a share dividend, with respect to the shares of our common stock issued and outstanding at the close of business on December 28, 2007.

      The prices set forth below reflect the quarterly high and low bid price information for shares of our common stock for the periods indicated.

                                            High      Low
                                            ----      ---
      2008

      First Quarter                         $2.60     $0.60
      Second Quarter                        $4.00     $0.50
      Third Quarter                         $5.25     $1.80
      Fourth Quarter                        $2.97     $0.25

      2007
      Fourth Quarter                        $2.50     $1.02

Holders

      As of December 31, 2008, our common stock was held of record by 306 stockholders.

Dividend Policy

      We have never paid cash dividends on our common stock. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the forseeable future.

Equity Compensation Plans

      The Company does not currently have any equity compensation plans.

Performance Graph

      The graph compares the yearly cumulative total shareholder return on the Company's Common Stock with the yearly cumulative total return of (a) the NASDAQ Market and (b) a peer group of companies that have a market capitalization similar to that of the Company.

      The Company does not believe that it can reasonably identify a peer group of companies, on an industry or line-of-business basis, for the purpose of developing a comparative performance index. While the Company is aware that some other publicly-traded companies market products in similar lines-of-business, none of these other companies distribute raw jade. Moreover, some of these other companies that engage in the Company's line-of-business do so through divisions or subsidiaries that are not publicly-traded. Furthermore, many of these other companies are substantially more highly capitalized than the Company. For these reasons, any such comparison would not, in the opinion of the Company, provide a meaningful index of comparative performance.

      The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of the Company's Common Stock.

[GRAPHIC OMITTED]

              COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

       ------------------------ FISCAL YEAR ENDING ----------------------

COMPANY/INDEX/MARKET          10/23/2007   12/31/2007   12/31/2008

Jade Art Group, Inc.            100.00       250.00       255.26
Peer Group Index                100.00        52.52        25.92
NASDAQ Market Index             100.00        92.83        54.78

Purchases of Equity Securities by the Company and Affiliated Purchasers

      During the fiscal year ended December 31, 2008, neither the Company nor any affiliated purchasers purchased any shares of our common stock.

Item 6. Selected Financial Data.

      The selected financial information for each of the two years ended December 31, 2008 and 2007 has been derived from, and should be read in conjunction with, our audited consolidated financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

Year Ended December 31,

                                                       2008            2007
                                                  -------------    ------------
Sales                                             $  30,537,079    $         --
Cost of sales                                        -5,225,273              --
                                                  -------------    ------------
Gross profit                                         25,311,806              --
Operating expenses:
   Selling, general and administrative expenses      -2,806,341              --
                                                                   ------------
Operating income                                     22,505,465              --
Other income (expenses):
   Interest expense                                    -421,507              --
   Interest income                                      132,087              --
   Loss on forgiveness of debt                                         -132,087
                                                  -------------    ------------
Income before taxes from continuing operations       22,083,958
Income tax expense                                   -6,693,841              --
                                                  -------------    ------------
Net income from continuing operations                15,390,117              --
Discontinued operations, net of tax
Income from woodcarving operations, net of tax           96,751         764,906
   Gain from transfer of woodcarving operations,
   net of tax                                        55,322,615              --
Net income from discontinued operations              55,419,366         764,906
                                                  -------------    ------------
Net Income                                        $  70,809,483    $    764,906
                                                  =============    ============
Earnings Per Share:
   Basic                                          $        0.88    $       0.01
                                                  =============    ============
   Diluted                                        $        0.88    $       0.01
                                                  =============    ============
Weighted-average Common Shares Outstanding
Basic                                                79,980,000      76,058,432
Diluted                                              80,665,131      76,058,432
                                                  =============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Special Note Regarding Forward Looking Information

      This report contains forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "plan," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on forward-looking statements which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly under the caption "Risk Factors." Except as required under the federal securities laws, we do not undertake any obligation to update the forward-looking statements in this report.

Critical Accounting Policies and Estimates

      The following discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements. Certain accounting estimates are particularly important to the understanding of the Company's financial position and results of operations and require the application of significant judgment by the Company's management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. The Company's management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical operations, future business plans and projected financial results, the terms of existing contracts, the observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The following discusses the Company's critical accounting policies and estimates.

Accounting Method

      The consolidated financial statements are prepared using the accrual method of accounting. The Company changed its fiscal year-end from July 31 to December 31 in fiscal year 2007.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation.

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

Foreign Currency Translation

      The Company's functional currency is the Chinese Yuan Renminbi ("RMB"), and reporting currency is the United States Dollar. The financial statements of the Company are translated to United States Dollars in accordance with SFAS No.52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Transactions affecting the Company's revenue and expense accounts are translated using an average exchange rate during the period presented. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in RMB. Foreign Currency Translation Adjustments are included in Other Comprehensive Income and disclosed as a separate category of Stockholders' Equity.

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

      The Company makes provision for bad debts based on an assessment of the recoverability of accounts receivable. Specific provisions are applied to related-party receivables and third-party receivables where events or changes in circumstances indicate that the balances may not be collectible. However, due to the Company's experience in the sale and distribution of raw jade in 2008, and the nature of the Company's business, management did not expect any uncollectible receivables. As of December 31, 2008, and December 31, 2007, there was no allowance recorded for the doubtful accounts.

Inventories

      During 2007, raw materials and supplies are stated at the lower of cost (computed on an average cost basis) or market. Work-in-process and finished goods are stated at the lower of average cost or market. If required, the Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. This policy only applied to the Company's woodcarving business that was discontinued in early 2008.

Revenue Recognition

      The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Sales revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the price charged for products and the collectibility of those fees. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. Advances from customers at December 31, 2008 and December 31, 2007 are $146,314 and $59,191, respectively. Returns are not permitted after the customer accepts the product.

Accounting for Stock-Based Compensation

      The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R. Share Based Payments ("SFAS 123R."). The Company uses the Black-Scholes option-pricing model, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the number of options for which vesting requirements will not be completed ("forfeitures"). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statement of operations.

Overview

      The Company is a seller and distributor in China of raw jade, ranging in uses from decorative construction material for both the commercial and residential markets to high-end jewelry. For more than 30 years, the Company's business consisted of manufacturing and selling hand and machine-carved wood products, such as furniture, architectural accents and Buddhist figurines in China. Commencing in 2007, we experienced a reduction of revenue from our woodcarving business, which largely resulted from increased competition. As a result, we decided to dispose of our wood products business and to enter the business of raw jade sales and distribution, which management believed presented a better long-term growth potential. On January 11, 2008, we formed a new wholly-owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited ("STJ"), to engage in the sale and distribution of raw jade throughout China. Our goal is to meet China's increasing demand for jade and to eventually vertically integrate our raw jade distribution activities with jade processing, carving, polishing, and, at a later date, retail sales.

      On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Exchange Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the Exchange Agreement, XiKai Mining committed to sell to the Company 90% of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, for a period of 50 years (the "Exclusive Rights"). In exchange for these Exclusive Rights, the Company agreed to pay XiKai Mining RMB 60 million (approximately $8.8 million) by March 31, 2009 and, to transfer to XiKai Mining 100% of our ownership interest in all of the Company's woodcarving operations, which were contained in Jiangxi XiDa. This transfer of Jiangxi XiDa was made on February 20, 2008.

      XiKai Mining is the Company's sole source for raw jade. Under the Exchange Agreement, the price for the raw jade material has been set for the first five years at RMB 2000 (approximately $285) per metric ton, and is subsequently subject to renegotiation every five years with adjustments not to exceed 10%. This mine commenced operation in 2002 and is estimated to have an annual operating capacity of approximately 40,000 metric tons by 2009. It has one of the largest jade reserves in China. According to a survey report issued by the Inner Mongolia Geological Institution, the mine has proven and probable reserves of approximately six million metric tons. SheTai Jade is a form of jadeite found in the mountain ranges of Inner Mongolia, China. The jade from the SheTai mine is stainless, non-corrosive, non-weathering and unfadable. It has a glassy luster and a pure and an attractive green color. It is also much harder and more durable than other forms of jade. As a result of such characteristics, SheTai Jade has a broad spectrum of applications, ranging from commercial and residential construction, and decorative jade artwork to intricately carved jade jewelry.

      We commenced the distribution and sale of jade in January 2008. During the quarter ended March 31, 2008, we entered into five contracts for the sale of raw jade. During the quarter ended June 30, 2008, the Company entered into one additional contract. The total value of these contracts is approximately $42 million. The contracts require the customers to purchase specified amounts raw jade over periods ranging from six months to one year at times which are at the discretion of the customer. The contracts for the sale of raw jade generally provide that the Company is to receive 30% of the contracted value of the order before shipment, with the balance to be paid within 10 days after customer's inspection and acceptance of the jade. However, the Company's customers generally have, instead, paid the balance within 45 days after shipment. Xikai Mining mines the raw jade and prepares the raw jade for pick-up by the Company's customers at a warehouse which Xikai Mining maintains near its She Tai Jade mine.

      The supply of Jade from XiKai Mining was interrupted on June 10, 2008, when an earthquake damaged the sole road on which raw jade is transported from Xikai Mining's warehouse. A smaller service road was still navigable, allowing basic mining operations to continue. The mine was able to continue to mine raw jade, cut jade and prepared for pick-up by the Company's customers at warehouse, however due to the larger tonnage requirements, the shipment of raw jade from the warehouse by the Company's customers was completely halted. The road was subsequently repaired and the shipment of raw jade from the mine commenced again on September 23, 2008. As a result of the interruption in the shipment of raw jade from the SheTai Jade mine, the Company's revenues in its second quarter ended June 30, 2008, and its third quarter ended September 30, 2008, were substantially below the levels which the Company had anticipated.

      The Company had sales revenue of $7,609,684 during the third quarter ended September 30, 2008. These sales resulted from orders for raw jade received by the Company from existing customers prior to the interruption of shipping caused by the earthquake. Commencing on September 23, 2008, upon the opening of the road on which new jade shipped from Xikai Mining Warehouse approximately 2,300 metric tons were shipped by the end of September 2008. As of November 14, 2008 the Company had received payment in full for all of the raw jade sold in the Company's quarter ended September 30, 2008.

      The Company had sales revenue of $5,763,635 during the fourth quarter ended December 31, 2008. These sales resulted from orders for raw jade received by the Company from existing customers.

RESULTS OF OPERATIONS

      The following table presents certain information derived from the consolidated statements of operations of the Company for the twelve months ended December 31, 2008.

                                                     Twelve months ended      Twelve months ended
                                                      December 31, 2008        December 31, 2007
-------------------------------------------------------------------------------------------------
REVENUES                                                 $30,537,079                     -
-------------------------------------------------------------------------------------------------
COST OF SALES                                              5,225,273                     -
-------------------------------------------------------------------------------------------------
GROSS PROFIT                                              25,311,806                     -
-------------------------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               2,806,341                     -
-------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                    22,505,465                     -
-------------------------------------------------------------------------------------------------
INTEREST EXPENSE                                           (421,507)                     -
-------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES            22,083,958                     -
-------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                       (6,693,841)                     -
-------------------------------------------------------------------------------------------------
NET INCOME FROM CONTINUING OPERATIONS                     15,390,117                     -
-------------------------------------------------------------------------------------------------
NET INCOME                                               $70,809,483              $764,906
-------------------------------------------------------------------------------------------------

REVENUE

      The Company's sales revenue is derived solely from the sale of raw jade for the year 2008. The revenue from the sale of raw jade was $30,537,079 for the twelve months ended December 31, 2008. As discussed above, in the first quarter of 2008, the Company transitioned its business from woodcarving to the sale of raw jade. The first sales of jade were made at the end of January 2008 and there were no comparable sales during 2007. Therefore, any financial comparison between year 2007 and 2008 is irrelevant, due to the different business nature of the wood-carving business which was disposed of in 2007.

COST OF SALES

      The cost of sales was $5,225,273 during the twelve months ended December 31, 2008.

GROSS PROFIT

      The resulting gross profit for the twelve months ended December 31, 2008 was $25,311,806.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, General and Administrative Expenses (SG&A) were $2,806,341 for the twelve months ended December 31, 2008, including $1,025,000 representing the value of options and warrants granted for services.


INCOME BEFORE TAXES FROM CONTINUING OPERATIONS

      Income before taxes from continuing operations was $22,083,958 for the twelve months ended December 31, 2008.

INCOME TAX EXPENSE

      The income tax expense pertaining to continuing operations for the twelve months ended December 31, 2008 was $6,693,841.

INCOME FROM CONTINUING OPERATIONS

      The Company recorded Net Income from Continuing Operations of $15,390,117 during the twelve months ended December 31, 2008.

NET INCOME

      The Net income for the twelve months ended December 31, 2008 was $70,809,483, which is 9157% of the total net income $764,906 in 2007. As noted above, the significant gain in net income is primarily due to the net income from discontinued operation from Jade Art Group's previous disposed wood-carving business, totaling $55,419,366, which contributes 78.26% of the total net income increase. As the previous explanation, any financial comparison between year 2007 and 2008 is irrelevant, due to the different business nature of Jade Art Group's previous disposed wood-carving business.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2008, the Company's cash was $68,956 as compared to $301,203 as of December 31, 2007. The components of this $232,247 decrease are reflected below.

Cash Flow

                                                    ---------------------------
                                                          Twelve Months Ended
                                                              December 31
                                                    ---------------------------
                                                         2008            2007
                                                    ---------------------------
Net cash provided by operating activities           $ 19,780,956     $  338,455
                                                    ------------     ----------
Net cash (used by) investing activities             $ (8,839,519)    $   (1,178)
                                                    ------------     ----------
Net cash used by financing activities               $(12,069,649)    $ (252,120)
                                                    ------------     ----------
Effect of exchange rate changes                     $    895,965     $  110,037
                                                    ------------     ----------
Net cash inflow (outflow)                           $   (232,247)    $  106,009
                                                    ------------     ----------

      During the year ended December 31, 2008, the Company met its working capital and capital investment requirements by using operating cash flows, and borrowing through the issuance of Notes payable totaling $10,000,000, including $3,000,000 to a related party. The Company repaid all of such borrowings, together with applicable interest, during 2008. The Company is obligated to pay the remaining balance of $903,074 owed to former GHL shareholders in connection with the Merger Transaction on or before March 31, 2010, together with interest at the rate of 4% per year.

Net Cash Provided by Operating Activities

      During the twelve months ended December 31, 2008, the Company had net cash flow from operating activities of $19,780,956, comparing $338,455 provided in 2007, primarily attributable to net income from continuing operations of $15,390,17.

Net Cash Used by Investing Activities

      During the twelve months ended December 31, 2008, the Company had net cash flow used in investing activities of $8,839,519, comparing $1,178 used in 2007. It is primarily due to the Company's payment of $8,806,166 for the Exclusive Rights.

Net Cash Used by Financing Activities

      During the twelve months ended December 31, 2008, the Company had net cash flow used in financing activities of $12,096,649 comparing $252,120 used in 2007, primarily attributable to cash paid in dividend.

      The Chinese economy has experienced a slowing growth rate due to a number of factors, including the global economic crisis, the appreciation of the RMB and economic and monetary policies adopted by the Chinese government aimed at preventing overheating of the Chinese economy and inflation. This has had a negative impact on the commercial and residential construction markets and the high-end jewelry markets into which the Company sells raw jade. As demand has declined, our customers have been negatively affected which, in turn, has resulted in a slowdown in customer orders and the inability of the Company to obtain new customers in the second half of 2008. The Company cannot predict how long the downturn in the Chinese economy will last, the continuing impact of the downturn on its business and operating results and the timing of any subsequent recovery.

      The Company has continued to receive orders from and make sales to its existing customers through its first quarter ended March 2009. However, the Company has not obtained new customers since the second quarter ended June 30, 2008. Four of the Company's six customers have fulfilled their purchase obligations under their respective contracts with the Company. Two of the Company's customers remain obligated to purchase a total of 3,750 metric tons of raw jade, for a total purchase price of $11.5 million. However, as a result of the adverse impact of the downturn in the Chinese economy on these customers, the Company has informally agreed to extend the period in which the customers must fulfill their purchase obligations to a date to be mutually agreed upon in the future.

      Due to the nature of the Company's business as a reseller and distributor of raw jade, principal components of the Company's overhead, such as salaries and lease obligations, are relatively low. Management presently anticipates that the Company's present cash on hand and cash expected to be generated from operating activities will, under current conditions, be sufficient to finance the Company's planned operations until December 31, 2009. Subsequent to that time, in the event that the Company does not obtain new customers or new orders from existing customers, the Company will not be able to meet its operating expenses with cash flow from operations. Under such circumstances, the Company would need to obtain additional debt or equity financing.

      The Company does not have any credit facilities with banks or other lenders. Furthermore, the economic downturn and the deterioration in equity and credit markets generally has made obtaining financing more difficult and costly and potentially more dilutive to our existing investors. The failure to secure any necessary additional financing in a timely manner and on favorable terms could have a material adverse affect on our ability to conduct our operations, satisfy our existing debt obligations and to implement our expansion plans.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopted this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

      In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company has adopted this statement beginning January 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

      In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of entities first fiscal year that begins after November 15, 2007.Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8. Financial Statements.

                              FINANCIAL INFORMATION

                      JADE ART GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (US DOLLAR)

                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                2008            2007
                                                                             ------------    ------------
ASSETS
Current Assets:
Cash                                                                         $     68,956    $    301,203
Accounts receivable                                                             1,477,770         595,808
Related party receivable                                                               --       2,909,696
Other receivable                                                                   19,014              --
Inventory                                                                              --       1,312,673
Prepaid expenses and other current assets                                              --          32,256
                                                                             ------------    ------------
Total current assets                                                            1,565,740       5,151,636

Property and equipment, net                                                         5,942         210,045

Distribution right, net                                                        65,978,151              --
                                                                             ------------    ------------

Total Assets                                                                 $ 67,549,833    $  5,361,681
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses                                        $    622,208    $     70,294
Advance from customers                                                            146,314          59,191
Taxes payable                                                                   1,268,617         380,147
Dividend payable                                                                2,264,851              --
                                                                             ------------    ------------
Total current liabilities                                                       4,301,990         509,632
                                                                             ------------    ------------

LONG TERM LIABILITES:
Dividends payables                                                                     --      14,334,500
                                                                             ------------    ------------

Total Liabilities                                                               4,301,990      14,844,132
                                                                             ------------    ------------

COMMITMENTS                                                                            --              --

STOCKHOLDERS' EQUITY(DEFICIT):
Common stock par value $0.001; 500,000,000 shares authorized;
 79,980,000 shares issued and outstanding, retroactively restated                  79,980          79,980
Additional paid in capital                                                      3,229,016       2,204,172
Statutory earnings reserve                                                      2,008,152         590,266
Retained earnings(accumulated deficit)                                         56,868,296     (12,523,301)
Accumulated other comprehensive income                                          1,062,399         166,432
                                                                             ------------    ------------
Total stockholders' equity (deficit)                                           63,247,843      (9,482,451)
                                                                             ------------    ------------

Total Liabilities and Stockholders' Equity (Deficit)                         $ 67,549,833    $  5,361,681
                                                                             ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                                  FOR THE                FOR THE
                                                                 YEARS ENDED         FIVE MONTHS ENDED
                                                                  DECEMBER 31,          DECEMBER 31,
                                                                     2008                   2007
                                                              ------------------     ------------------
Sales                                                         $       30,537,079     $               --
Cost of sales                                                         (5,225,273)                    --
                                                              ------------------     ------------------
Gross profit                                                          25,311,806                     --

Operating expenses:
   Selling, general and administrative
     expenses                                                         (2,806,341)                    --
                                                              ------------------     ------------------
Operating income                                                      22,505,465                     --
Other income (expenses):
   Interest expense                                                     (421,507)                    --
   Interest income                                                       132,087                     --
   Loss on forgiveness of debt                                          (132,087)
                                                              ------------------     ------------------
Income before taxes from continuing operations                        22,083,958

Income tax expense                                                    (6,693,841)                    --
                                                              ------------------     ------------------
Net income from continuing operations                                 15,390,117                     --

Discontinued operations, net of tax
   Income from woodcarving operations, net of tax                         96,751                764,906
   Gain from transfer of woodcarving
     operations, net of tax                                           55,322,615                     --
                                                              ------------------     ------------------
Net income from discontinued operations                               55,419,366                764,906
                                                              ------------------     ------------------
Net Income                                                    $       70,809,483     $          764,906
                                                              ==================     ==================

Earnings Per Share:
    Basic
        Income from continuing operations                                   0.19                     --
        Income from discontinued operations, net of tax                     0.69                   0.01
                                                              ------------------     ------------------
        Net income                                            $             0.88     $             0.01
                                                              ==================     ==================
   Diluted
        Income from continuing operations                                   0.19                     --
        Income from discontinued operations, net of tax                     0.69                   0.01
                                                              ------------------     ------------------
        Net income                                            $             0.88     $             0.01
                                                              ==================     ==================
Weighted-average Common Shares Outstanding
   Basic                                                              79,980,000             76,058,432
   Diluted                                                            80,665,131             76,058,432
                                                              ==================     ==================

OTHER COMPREHENSIVE INCOME:
Net Income                                                    $       70,809,483     $          764,906
   Foreign Currency
   Translation Adjustment                                                895,967                 91,483
                                                              ------------------     ------------------
Total Other Comprehensive Income                              $       71,705,450     $          856,389
                                                              ==================     ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE PERIOD JULY 31, 2007 THROUGH DECEMBER 31, 2008

                                                                                                         Accumulated
                                                              Additional    Statutory      Retained         Other
                                        Common Stock           Paid-in       Earnings      Earnings     Comprehensive
                                    Shares       Amount        Capital       Reserve       (Deficit)        Income         Total
                                  ----------   ----------   ------------   ------------   ------------   ------------  ------------
Balance, July 31, 2007            68,900,000   $   68,900   $    715,252   $         --   $  1,636,559   $     74,949  $  2,495,660
Issuance of dividends in the
  form of notes payable for
  acquisition of subsidiary               --           --             --             --    (14,334,500)            --   (14,334,500)

Recapitalization                   6,080,000        6,080         (6,080)            --             --                           --

Common stock issued for services   5,000,000        5,000      1,495,000             --             --             --     1,500,000

Statuory earnings reserve                 --          --              --        590,266       (590,266)            --            --

Foreign currency translation              --          --              --             --             --         91,483        91,483
Net income for the five months
  ended December 31, 2007                 --          --              --             --        764,906             --       764,906
                                  ----------   ----------   ------------   ------------   ------------   ------------  ------------
Balance, December 31, 2007        79,980,000   $   79,980   $  2,204,172   $    590,266   $(12,523,301)  $    166,432  $ (9,482,451)
                                  ----------   ----------   ------------   ------------   ------------   ------------  ------------
Valuation of warrants granted             --           --        959,366             --             --             --       959,366
for services
Valuation of stock options
  granted                                 --           --         65,478             --             --             --        65,478
Distribution of a subsidiary              --           --             --       (590,266)       590,266             --            --
Statuory earnings reserve                 --           --             --      2,008,152     (2,008,152)            --            --
Foreign currency translation              --           --             --             --             --        895,967       895,967
Net income for 2008                       --           --             --             --     70,809,483             --    70,809,483
                                  ----------   ----------   ------------   ------------   ------------   ------------  ------------
Balance, December 31, 2008        79,980,000   $   79,980   $  3,229,016   $  2,008,152   $ 56,868,296   $  1,062,399  $ 63,247,843
                                  ==========   ==========   ============   ============   ============   ============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       JADE ART GROUP INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE
                                                        FOR THE     FIVE MONTHS
                                                      YEARS ENDED      ENDED
                                                      DECEMBER 31,  DECEMBER 31,
                                                          2008          2007
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                  15,390,117            --
Adjustments to reconcile net income to net
    Cash provided by operating activities:
Net income from discontinued operations                55,419,366       764,906
    Gain from transfer of woodcarving operations      (55,322,615)           --
    Common stock issued for services                           --     1,500,000
    Depreciation and amortization                       2,863,482        36,010
    Valuation of warrants and options granted           1,024,844            --
    Loss on forgiveness of interest receivable            132,087            --
Changes in operating assets and liabilities, net
  of sale of subsidiary:
    Accounts receivables                               (1,218,308)    3,072,403
    Related party receivables                            (401,040)   (2,680,510)
    Prepaid expenses and deposit                               --      (133,077)
    Other receivable                                       13,242            --
    Inventories                                           (95,631)      149,810
    Other payables                                        352,960            --
    Accounts payable and accrued expenses                 597,751    (1,763,772)
    Advances from customers                                87,125        47,161
    Taxes payable                                         937,576      (654,476)
                                                      -----------   -----------
Net cash provided by operating activities              19,780,956       338,455
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Distribution Right                     (8,806,166)           --
    Cash paid for notes receivable                    (14,652,653)
    Cash received from notes receivable                14,652,653            --
    Purchases of Property and Equipment                   (33,353)       (1,178)
                                                      -----------   -----------
Net cash used by investing activities                  (8,839,519)       (1,178)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings                                      --       607,080
    Payment on short-term borrowings                           --      (859,200)
    Cash paid for dividends                           (12,069,649)           --
    Proceeds from loans from related party              3,000,000            --
    Payment on loans from related party                (3,000,000)           --
    Proceeds from notes payable                         7,000,000            --
    Payment on notes payable                           (7,000,000)           --
                                                      -----------   -----------
Net cash used by financing activities                 (12,069,649)     (252,120)
                                                      -----------   -----------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH           895,965       110,037
                                                      -----------   -----------

NET (DECREASE)INCREASE IN CASH AND EQUIVALENTS           (232,247)      195,194

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                 301,203       106,009
                                                      -----------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                        68,956       301,203
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       JADE ART GROUP INC. & SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                       2008             2007
                                                    ----------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  Cash paid during the period for
       Taxes                                        $5,805,371      $1,365,837
       Interest                                     $  421,507      $      842

Non Cash Transactions:

       Options and warrants granted for service     $1,024,844      $       --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2008

NOTE 1 -    NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES

            Basis of Presentation and Organization

            Jade Art Group, Inc. (the "Company"), was incorporated in the State of Nevada on September 30, 2005, , under the name of Vella Productions, Inc. ("Vella") and entered into an agreement and plan of merger (the "Merger Agreement"). On October 1, 2007, with its wholly-owned subsidiary, VELLA Merger Sub, Inc., and each of Guoxi Holding Limited ("GHL"), Hua-Cai Song, Fu-Lan Chen, Mei-Ling Chen, Chen-Qing Luo, Mei-Qing Zhang, Song-Mao Cai, Shenzhen Hua Yin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Sure Believe Enterprises Limited, Think Big Trading Limited, Huge Step Enterprises Limited and Billion Hero Investments Limited.

            Pursuant to the Merger Agreement, GHL merged with VELLA Merger Sub, Inc, with GHL as the surviving entity. GHL has an operating subsidiary, Jiangxi XiDa (formerly known as Jiangxi Xi Cheong Lacquer, Inc.) (the "Merger Transaction"). Jiangxi XiDa was incorporated under the laws of the People's Republic of China on December 4, 2006. JiangXi XiDa is located in Yujiang, Jiangxi Province. Jiangxi XiDa then was engaged in the production of traditional art products, including religious woodcut lacquer, woodcut decorated furniture and woodcut decorations used in buildings and for display. As a result of the Merger Transaction, GHL became a wholly-owned subsidiary of the Company, which, in turn, made the Company the indirect owner of Jiangxi XiDa. Under the Merger Agreement, in exchange of surrendering their shares in GHL, the GHL shareholders received an aggregate of (i) 206,700,000 (68,900,000 before forward split) newly-issued shares of the Company's common stock, par value $.001 per share (the "Common Stock") and (ii) $14,334,500, in the form of promissory notes (representing payment for dividends). Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus, the share exchange is equivalent to the issuance of stock by GHL for the net monetary assets of Vella Productions, Inc. Based on the consent of the Jade Art Group's Board and all the GHL shareholders, the promissory notes are due to be paid on or before March 31, 2009. Subsequent to year end the Company paid an additional $1,361,777 in dividend payments. The remaining $903,074 is due and payable on or before March 31, 2010, and has been amended to include a 4% interest rate.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

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

            On November 8, 2007, the Company amended and restated its Articles of Incorporation to reflect Jade Art Group, Inc. as its new corporate name. On January 11, 2008, the Company formed a new wholly-owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited ("STJ"), to engage in the processing and sale of jadeite and jade.

            On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the Agreement, XiKai Mining commited to sell to the Company 90% of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, for a period of 50 years (the "Exclusive Rights"). In exchange for these Exclusive Rights, the Company agreed to pay RMB 60 million (approximately $8.8 million) by March 31, 2009 to XiKai Mining and, to transfer to XiKai Mining 100% of our ownership interest in all of the Company's woodcarving operations, which were contained in Jiangxi XiDa. This transfer of Jiangxi XiDa was made on February 20, 2008.

            The Agreement further provides that, if the Company requests, production from XiKai Mining will be no less than 40,000 metric tons per year (the "Minimum Commitment"), with an initial average cost per ton to be paid by the Company not to exceed RMB 2,000 (approximately $285). The cost per ton paid by the Company shall be subject to renegotiation every five years during the term of the Agreement, with adjustments not to exceed 10% of the cost for the immediately preceding five year period. Failure by XiKai Mining to supply raw jade material ordered by the Company within the Minimum Commitment level during any of the initial five years of the Agreement entitles the Company to payment from XiKai Mining of RMB 18,000 (approximately $2,500) for each such ton ordered by but not supplied to the Company during any such fiscal year.

            Production of raw jade by XiKai Mining is limited to 40,000 metric tons per year under applicable Chinese regulations.

            The Company's approved scope of business operations includes the production and sale of jade and related products. For the year ended December 31, 2008, the principal activity of the Company was the distribution of raw jade.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Accounting Method

            The consolidated financial statements are prepared using the accrual method of accounting. The Company changed its fiscal year-end from July 31 to December 31 in fiscal year 2007.

            Principles of consolidation

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation.

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

            Foreign Currency Translation

            The Company's functional currency is the Chinese Yuan Renminbi ("RMB"), and reporting currency is the United States Dollar. The financial statements of the Company are translated to United States Dollars in accordance with SFAS No.52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Transactions affecting the Company's revenue and expense accounts are translated using an average exchange rate during the period presented. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in RMB. Foreign Currency Translation Adjustments are included in Other Comprehensive Income and disclosed as a separate category of Stockholders' Equity.

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

            The Company makes provision for bad debts based on an assessment of the recoverability of accounts receivable. Specific provisions are applied to related-party receivables and third-party receivables where events or changes in circumstances indicate that the balances may not be collectible. However, due to the Company's experience in the sale and distribution of raw jade in 2008, and the nature of the Company's business, management did not expect any uncollectible receivables. As of December 31, 2008, and December 31, 2007, there was no allowance recorded for the doubtful accounts.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Inventories

            During 2007, raw materials and supplies are stated at the lower of cost (computed on an average cost basis) or market. Work-in-process and finished goods are stated at the lower of average cost or market. If required, the Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. This policy only applied to the Company's woodcarving business that was discontinued in early 2008.

            Property and Equipment

            Property and equipment is stated at cost. Betterments and improvements are depreciated over their estimated useful lives and leaseholds are depreciated over the lesser of lease life or useful life. Repairs and maintenance expenditures are charged to expense as incurred. When assets are disposed of, the cost and accumulated depreciation (the net book value of the assets) is eliminated and any resulting gain or loss is reflected in the statements of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

            Buildings                          20 years
            Plant and machinery                10 years
            Furniture and equipment             5 years

            Cash and Cash Equivalents

            For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

            Revenue Recognition

            The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Sales revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the price charged for products and the collectibility of those fees. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. Advances from customers at December 31, 2008 and December 31, 2007 are $146,314 and $59,191,
            respectively. Returns are not permitted after the customer accepts the product.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Fair Value of Financial Instruments

            On January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

            Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
            Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

            The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2008 and 2007.

            Earnings per share

            The computation of net earnings per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings per share, which considers potentially issuable shares on common stock equivalents. In accordance with SFAS No. 128, "Earnings per Share," common stock warrants and options have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the warrants and options. The average market price of the Company's common stock during the year ended December 31, 2008 was $3.43. As such, potentially issuable common shares related to options were not considered in the earnings per share calculation for the year ended December 31, 2008 because the average fair market value of the Company's common stock was below the exercise price of all outstanding options. Potentially issuable common shares totaling 1,000,000 related to warrants were considered in the calculation of diluted earnings per share for the year ended December 31, 2008 and the incremental shares of 685,131 related to the warrants have been included in the calculation. The Company had no common stock equivalents outstanding at December 31, 2007.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Earnings per share (continued)

            The following table summarizes the calculation for the basic and diluted earnings per share computation for period indicated:

                                                                      Year Ended December 31,
                                                                       2008               2007
                                                                  --------------    --------------
Statement of Operations Summary Information:
Numerator:

        Income from continuing operations                         $   15,390,117    $           --
        Income from discontinued operations, net of tax               55,419,366           764,906
                                                                  --------------    --------------
        Net income                                                $   70,809,483    $      764,906
                                                                  ==============    ==============

Denominator:

Weighted-average common shares outstanding
        Basic                                                         79,980,000        76,058,432
        Warrants - Incremental shares                                    685,131                --
                                                                  --------------    --------------
        Diluted                                                       80,665,131        76,058,432
                                                                  ==============    ==============

EARNINGS  (LOSS) PER SHARE:
        Basic
           Income from continuing operations                      $         0.19    $           --
           Income from discontinued operations, net of tax                  0.69              0.01
                                                                  --------------    --------------
           Net income                                             $         0.88    $         0.01
                                                                  ==============    ==============

        Diluted
           Income from continuing operations                      $         0.19    $           --
           Income from discontinued operations, net of tax                  0.69              0.01
                                                                  --------------    --------------
           Net income                                             $         0.88    $         0.01
                                                                  ==============    ==============

            Accounting for Stock-Based Compensation

            The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R. Share Based Payments ("SFAS 123R."). The Company uses the Black-Scholes option-pricing model, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the number of options for which vesting requirements will not be completed ("forfeitures"). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statement of operations.

            Impairment of Long-Lived Assets

            In accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we record impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Recent Accounting Pronouncements

            In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

            In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

            In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

            In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about
            (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have an impact on its financial position, results of operations or cash flows.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Recent Accounting Pronouncements (continued)

            In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

            In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopted this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Recent Accounting Pronouncements (continued)

            In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company has adopted this statement beginning January 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

            In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of entities first fiscal year that begins after November 15, 2007.Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.

            In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 2 -    DISCONTINUED OPERATIONS

            As discussed in Note 1, on January 18, 2008, the Company announced that it would transfer 100% of its ownership interest in Jiangxi XiDa and pay approximately $8.8 million to XiKai Mining and in return it would receive the Exclusive Rights to purchase 90% of the raw jade produced by XiKai Mining's SheTai jade mine at a predetermined price. The Company commenced its purchasing and subsequent resale of raw jade in late January 2008. Jiangxi XiDa held all of the Company's woodcarving operations, which constituted all of the Company's previous business operations. The results of operations for the woodcarving business and the gain resulting from the transfer are presented in the Company's Consolidated Statements of Operations as Discontinued Operations.

            Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions" ("APB 29"), requires that the cost of a non-monetary asset acquired in exchange for another non-monetary asset be the fair value of the asset surrendered to acquire it and that a gain or loss be recognized as a result of the exchange. The Company's woodcarving business was appraised at RMB 430,035,000 (then equivalent to approximately $60,400,000). The value of the exclusive jade distribution rights is determined as follows:

            Fair value of Jiangxi XiDa wood carving
              (RMB 430,035,000)                                $ 60,390,543
            Cash consideration (RMB 60,000,000)                   8,778,861
            Foreign currency translation                           (352,962)
                                                               ------------
                                                               $ 68,816,442
                                                               ============

            The Exchange Agreement between the two companies was entered into in January 2008, however, the cash portion of the agreement was not paid until March 2008. As such, the exchange rate had fluctuated during that time period. Therefore, the Company adjusted the amount by $352,962. The value allocated to the Exclusive Distribution Rights acquired in the exchange is $68,816,442 which will be amortized on a straight-line basis over 25 years.

            The net gain on the transfer of the Company's woodcarving business was $55,322,615 after the deduction of the carrying value of the net assets of that business. The exchange of the assets and liabilities of Jiangxi XiDa, and the resulting gain on discontinued operations is as follows:

            Fair value of Jiangxi XiDa wood carving
              (RMB 430,035,000)                                     $60,390,543
                 Total assets of Jiangxi XiDa         (5,151,444)
                 Total liabilities of Jiangxi XiDa        83,516
                                                      ----------
                                                                     (5,067,928)
                                                                    -----------
            Realized gain from the exchange of discontinued
              operations                                            $55,322,615
                                                                    ===========

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 2 -    DISCONTINUED OPERATIONS (Continued)

            The following table summarizes the operating results of the discontinued operations for Jiangxi XiDa for the period January 1, 2008 through February 20, 2008 and for the year ended December 31, 2007, respectively.

                                                    February 20,    December 30,
                                                       2008             2007
                                                    ----------      -----------
            Revenue                                 $  615,930      $ 8,919,633
            Operating expenses                        (519,179)      (8,154,727)
                                                    ----------      -----------
            Income from discontinued operations,
            net of tax                              $   96,751      $   764,906
                                                    ==========      ===========

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 3 -    RELATED PARTY TRANSACTIONS

            Note Receivable

            The Company has occasionally advanced funds to GuoXi Group, a founder, and was considered as a related party entity during 2007. The advances were for operating purposes and were non-interest bearing. The Company and the GuoXi Group entered into an agreement in early 2008 stating that the amount would accrue 8% interest and would be paid by December 31, 2008. However, due to the exchange transaction that occurred in February 2008, the advances between the Company and GuoXi Group did not exist during 2008. Therefore, the balance due as of December 31, 2008 and December 31, 2007 was $0 and $2,909,696, respectively.

            Note Payable

            During the first quarter 2008 the Company received an unsecured loan of $3,000,000 from a shareholder of the Company. The loan is unsecured, carries an interest rate of 5% and is due and payable on December 31, 2008. This amount was used to serve as registered capital for the wholly-owned subsidiary , STJ, of the Company to provide working capital for the subsidiary's operations. The principal amount of the loan of $3,000,000 with interest, in the amount of $139,726, was paid in full on November 24, 2008.

NOTE 4 -    NOTE RECEIVABLE

            The Company has extended financial support to XiKai Mining, who supplies 100% of the Company's jade product, in the form of advances. During 2008, the Company advanced a total of $14,652,653 to XiKa Mining. Per the terms of this receivable agreement, the note carries an interest rate of 4%, commencing on July 1, 2008 and is payable by December 31, 2008. Interest is recognized on a monthly basis. During the year ended December 31, 2008, XiKai Mining repaid the entire principal balance of $14,652,653. Interest was accrued in the total amount of $132,087. The Company forgave the total accrued interest and recorded the loss on forgiveness of debt as of December 31, 2008 in the Company's statements of operations.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2008

NOTE 5 -    INVENTORIES

            Inventories consisted of the following at December 31, 2008 and December 31, 2007:

                                       December 31, 2008      December 31, 2007

            Raw materials                  $      --              $  412,274
            Work in progress                      --                  85,646
            Finished goods                        --                 814,753
                                           ---------              ----------
                 Total                            --              $1,312,673
                                           =========              ==========

            At December 31, 2007, no provision for obsolete inventory was deemed necessary by the Company, because production is done based on orders and inventory is purchased for each job when ordered. No inventory existed at December 31, 2008 due to the nature of the Company's business subsequent to the exchange transaction in January 2008 (See note 1).

NOTE 6 -    PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following at December 31, 2008 and December 31, 2007:

                                                        2008            2007
                                                    -----------     -----------
            Buildings                               $        --     $   227,586
            Plant and machinery                              --         744,511
            Furniture and office equipment                6,526          90,821
                                                    -----------     -----------
            Total Property and Equipment, at cost   $     6,526     $ 1,062,918
            Less: Accumulated depreciation                 (584)       (852,873)
                                                    -----------     -----------
               Net Property and equipment           $     5,942     $   210,045
                                                    ===========     ===========

            Depreciation expense on property and equipment was $584 and $119,711 for the years ended December 31, 2008, and 2007, respectively.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 7 -    NOTES PAYABLE

            During the year ended December 31, 2008, the Company received funding from four parties, one of whom is a shareholder of the Company and treated as a related party. This funding totaled $10,000,000, and is represented by four separate notes. Each note carries an annual interest rate of 5%, with all principal and interest being due on various dates from December 6, 2008, through June 1, 2009. The funds were used to serve as registered capital for a wholly-owned subsidiary of the Company to provide working capital for the subsidiary's operations. The amount received from the related party was $3,000,000. As at December 31, 2008, the Company has paid, in full, all of the notes and related interest of $ 421,507.

            As discussed in Note 1, in exchange for the Exclusive Rights to distribute jade, the Company agreed to pay RMB 60 million (approximately $8.8 million) to XiKai Mining by March 1, 2009. The entire amount of RMB 60 million (approximately $8.8 million) was paid on March 1, 2008.

            On October 1, 2007, the Board of Directors of the Company declared dividends of $14,334,500 in the form of non-interest bearing promissory notes, initially to be payable on or before the first year anniversary of the Merger Transaction. The dividends (i.e.promissory notes) were distributed pro rata among the GHL shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction. Subsequently, the Company and the GHL shareholders agreed to defer payment of these notes until March 31, 2009. See Note 15. As of December 31, 2008, the Company had paid dividends in the amount of $12,069,649. Subsequent to year end the Company paid an additional $1,361,777 in dividend payments. The remaining $903,074 is due and payable on or before March 31, 2010, and has been amended to include a 4% interest rate.

NOTE 8 -    INTANGIBLE ASSETS

            Jade Distribution Rights

            The Company accounts for intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For intangible assets with a definite life classification, the Company amortizes the asset over its useful or economic life, whichever is shorter. At least quarterly, the Company performs an analysis of impairment of the definite life intangible assets. In performing this assessment, management considers current market analysis and appraisal of the asset, along with estimates of future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets. If the Company determines that the asset has been impaired, a charge to the Company's statements of operations is recorded. At December 31, 2008, the Company determined that there was no impairment to the intangible assets.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 8 -    INTANGIBLE ASSETS (Continued)

            As discussed in Note 2, the Company transferred its woodcarving operations and agreed to pay RMB 60 million (approximately $8.8 million) to XiKai Mining. In return, the Company received the Exclusive Distribution Rights to purchase 90% of the raw jade produced by XiKai's SheTai mine at a fixed price for 5 years, subject to adjustment every 5 years thereafter. The woodcarving operations were assessed as having a fair value of $60,400,000 at the time of the exchange agreement. The assessed value plus the cash payment (approximately $8.8 million) is the basis of the exclusive distribution rights.

            Intangible assets consisted of the following at December 31, 2008 and December 31, 2007:

                                                     December 31,   December 31,
                                                        2008           2007
                                                     ------------   ------------
            Exclusive Jade Distribution rights       $ 68,816,442   $         --

            Less: Accumulated amortization             (2,838,291)            --
                                                     ------------   ------------

            Net Exclusive Jade Distribution rights     65,978,151             --
                                                     ============   ============

            The Company has elected to amortize the exclusive jade distribution rights using a straight-line basis over an economic useful life of 25 years.

            Amortization expense on the intangible asset has been included in Cost of Sales as it represents a component of the cost of the jade product acquired by the Company. The amortization expense was $2,838,291, and $0 for the years ended December 31, 2008 and 2007, respectively.

            Future amortization of these costs is as follows:

                   Year                           Amount
                ----------------------------------------
                   2009                      $ 2,749,090
                   2010                        2,749,090
                   2011                        2,749,090
                   2012                        2,749,090
                   2013                        2,749,090
                Thereafter                    52,232,701
                                             -----------
                                             $65,978,151
                                             ===========

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 9 -    COMMITMENTS AND CONTINGENCIES

            Employee Benefits

            As required under certain relevant Chinese laws, the Company participates in the following employee benefits plans: (i) medical insurance plan; (ii) unemployment insurance plan, and (iii) state pension plan, all of which are organized by Chinese municipal and provincial governments (collectively, the "General Employee Benefits"). The Company is required to contribute a fixed percentage of payroll costs to the General Employee Benefits scheme to fund the benefits. The only obligation of the Company with respect to the plan is to make the specified contributions. The Company's contributions to the plan for the year ended December 31, 2008 and 2007 were $11,745 and $141,860, respectively.

            Lease Agreement

            On December 10, 2007, the Company entered into a lease agreement with GuoXi Group located at Yujiang City of Jiangxi Province in PRC for administrative operations. The lease has a term of two years and requires monthly payments of RMB 20,000 (approximately $2,900). Future minimum lease payments are as follows:

                           Year                   Amount
                      ---------------        -----------------
                           2009                  $ 33,960
                                             =================

            Rent expense for the years ended December 31, 2008 and 2007 was $33,960 and $280,080 respectively. The rent expense incurred in 2007 period was for the whole plant and office space for the woodcarving operation. However, the rent expenses incurred in year 2008 was only for the office space relating to manage the operations of the jade distribution business.

NOTE 10 -STATUTORY EARNINGS RESERVE

            As stipulated by the Company Law of the People's Republic of China ("PRC"), net income after taxes can only be distributed as dividends after appropriation has been made for the following: (i) making up cumulative prior years' losses, if any; (ii) allocations to the "reserve fund" of at least 10% of income after taxes, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; and (iii) allocations to the "enterprise expansion fund" and " Staff and worker's bonus and welfare fund" of at least 10% and 5%,respectively, if approved in the stockholders' general meeting. This regulation was included in the articles of incorporation when the Company was formed and applied by the Company. At December 31, 2008 and December 31, 2007, the total reserves of $2,008,152 and $590,266 were distributed, respectively.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 11 -   STOCKHOLDERS' EQUITY

            The Company has one class of stock. The Company has voting common stock of 500,000,000 shares authorized, with 79,980,000 shares issued and outstanding. Dividends relating to the Merger Transaction of $12,069,649 were paid during the year ended December 31, 2008. No dividends were declared or paid during the year ended December 31, 2007.

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

            On April 28, 2008, the Company announced that it's Board of Directors authorized a one-for-three reverse stock split of its outstanding common stock. The reverse stock split was approved by a majority of the Company's shareholders. The Company's Board of Directors established May 15, 2008 as the effective date for the reverse stock split. The effect of the reverse split has been retroactively applied to all prior stock transactions of the Company.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 12 -   COMMMON STOCK WARRANTS AND OPTIONS

            Warrants

            On January 17, 2008, the Company granted warrants to purchase 1,000,000 shares of the Company's common stock at a price of $1.08 to its investor relations firm pursuant to a consulting agreement which the Company entered into with this firm. Neither the exercise price per share of the warrants, nor the number of shares for which the warrants are exercisable, were affected by the Company's one-for-three reverse stock split in May 2008. These warrants can be exercised over a three year period. The consulting expense for these services is recognized on a straight-line basis over the one year period of the related consulting contract. The Company estimated the fair value of warrants using the Black-Scholes pricing model and recorded the compensation expenses ratably over the warrants' vesting period. The related expense for the year ended December 31, 2008 amounted to $959,366.

            The fair value of each warrant granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

                                                             2008       2007
                                                             ----       ----
            Five Year Risk Free Interest Rate                2.46%         --
            Dividend Yield                                   0.00%         --
            Volatility                                        314%         --
            Average Expected Term (Years to Exercise)           3          --

            A summary of the status of warrants granted at December 31, 2008 is as follows:

                                                       For the year Ended
                                                       December 31, 2008

                                                                   Weighted
                                                               Average Exercise
                                                     Shares         Price
                                                   ----------    -----------
            Outstanding at January 1, 2008                 --             --
            Granted                                 1,000,000    $      1.08
            Exercised                                      --             --
            Forfeited                                      --             --
            Expired                                        --             --
                                                   ----------    -----------
            Outstanding at December 31, 2008        1,000,000    $      1.08
                                                   ==========    ===========

            Exercisable at December 31, 2008        1,000,000    $      1.08
                                                   ==========    ===========

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 12 - COMMMON STOCK WARRANTS AND OPTIONS (Continued)

            A summary of the status of warrants outstanding at December 31, 2008 is presented below:

                         Warrants Outstanding                    Warrants Exercisable
            ---------------------------------------------    ---------------------------

                               Weighted           Weighted                       Weighted
Range of                        Average           Average                        Average
Exercise       Number          Remaining         Exercise      Number           Exercise
 Prices     Outstanding       Life (Years)         Price     Exercisable          Price
--------    -----------       ------------       --------    -----------        --------
 $ 1.08      1,000,000            2.04            $ 1.08      1,000,000          $ 1.08

            At December 31, 2007 there were no warrants outstanding or exercisable.

            The aggregate intrinsic value of stock warrants outstanding and exercisable at December 31, 2008 totaled $2,340,000. The weighted average grant date fair value of warrants granted during the year ended December 31, 2008 was $2.58 post reverse split. The fair value of warrants vested during the year ended December 31, 2008 totaled $959,366.

            Options

            On April 15, 2008, the Company granted to Mr. Khaleel, a member of the Company'sBoard of Directors, nonqualified stock options to purchase up to 100,000 shares (33,333 post reverse split) of the Company's common stock (the "Option Shares"), exercisable at a price of $1.15 per share ($3.45 per share post reverse split) (a price equal to the closing price per share of the Company's common stock on April 15, 2008, as reported by the Over-the-Counter Bulletin Board). Options to purchase one third of the Option Shares were exercisable immediately; options to purchase an additional one third of the Option Shares may be exercised commencing April 15, 2009, and options to purchase the remaining one third of the Option Shares may be exercised commencing April 15, 2010. All outstanding and unexercised options shall expire on the date that Mr. Khaleel is no longer serving as a member of the Board of Directors of the Company or otherwise engaged by the Company to provide services to the Company. Subject to the foregoing, the options may be exercised until April 15, 2018, at which time any such options that have not been exercised shall automatically expire.

            The fair value of each option granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

                                                              2008          2007
                                                              ----          ----
               Five Year Risk Free Interest Rate                 3%           --
               Dividend Yield                                 0.00%           --
               Volatility                                      248%           --
               Average Expected Term (Years to Exercise)        10            --

            A summary of the status of options granted at December 31, 2008 is as follows:

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 12 -   COMMMON STOCK WARRANTS AND OPTIONS (Continued)

                                                         For the year Ended
                                                         December 31, 2008

                                                                   Weighted
                                                                Average Exercise
                                                       Shares        Price
                                                     ----------    ---------
              Outstanding at January 1, 2008                --            --
              Granted                                   33,333     $    3.45
              Exercised                                     --            --
              Forfeited                                     --            --
              Expired                                       --            --
                                                     ----------    ---------
              Outstanding at December 31, 2008          33,333     $    3.45
                                                     ==========    =========

                                                     ----------    ---------
              Exercisable at December 31, 2008          11,111     $    3.45
                                                     ==========    =========

            A summary of the status of options outstanding at December 31, 2008 is presented below:

                          Options Outstanding                     Options Exercisable
            ----------------------------------------------   ----------------------------

                               Weighted           Weighted                       Weighted
Range of                        Average           Average                        Average
Exercise       Number          Remaining         Exercise      Number           Exercise
 Prices     Outstanding       Life (Years)         Price     Exercisable          Price
--------    -----------       ------------       --------    -----------        --------
$ 3.45       33,333           9.375 years         $ 3.45       11,111            $ 3.45

            At December 31, 2007 there were no options outstanding or exercisable.

            The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2008 totaled $0. The weighted average grant date fair value of options granted during the year ended December 31, 2008 was $3.42 post reverse split. The fair value of options vested during the year ended December 31, 2008 totaled $65,478.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 13 -   CONCENTRATIONS OF RISK

            Concentration of Credit Risk

            Foreign Operations: All of the Company's operations and operational assets are located in China. The Company may be adversely affected by possible political or economic instability in China. The effect of these factors cannot be accurately predicted.

            Cash: The Company's cash accounts are held in foreign bank accounts which are not insured by the FDIC. At December 31, 2008 and 2007 the Company's cash balances, net of outstanding checks, in its foreign bank accounts was $68,956 and $301,203, respectively.

            Major Customers

            For the year ended December 31, 2008, the Company had four major customers that generated sales totaling $25,199,945 or 83% of its total revenues. At December 31, 2008, the receivable balance from these customers was $1,306,408 or 88% of the Company's accounts receivable. All of the Company's revenue is derived from sources within the People's Republic of China. The sales to major customers were as follows:

                                                            2008
                                                            ----

            Customers
            A                                                23%
            B                                                21%
            C                                                21%
            D                                                18%

            Major Suppliers

            For the year ended December 31, 2008, the Company had one major supplier of raw jade, XiKai Mining, from which the Company purchased 100% of its raw jade. The total purchase price of raw jade purchased in that year from this supplier was $2,386,982. At December 31, 2008, the accounts payable due to this vendor was $0. If there were any interruption of this source of supply, the Company would have to cease operations until an alternative source of supply could be found.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 14 -   INCOME TAX

            The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

            Components of deferred tax assets as of December 31, 2008 and 2007 respectively are as follows:

                                                          As of December 31
                                                         2008          2007
                                                      ----------    ----------
            Net operating loss carry forward          $       --    $      --
            Valuation allowance                               --           --
                                                                           --
                                                                           --
            Net deferred tax asset                    $       --    $      --
                                                      ==========    =========

            The components of current income tax expense as of December 31, 2008 and 2007 respectively are as follows:

                                                          As of December 31
                                                        2008          2007
                                                     ----------    ----------
            Domestic - Current                       $       --    $       --
            Foreign - Current                         6,693,841     2,597,066
            Domestic - Deferred                              --            --
            Foreign - Deferred                               --            --
                                                     ----------    ----------
             Income tax expense                      $6,693,841    $2,597,066
                                                     ==========    ==========

            Because all of the Company's operations are conducted by a subsidiary in China, the income tax provision is not applicable to U.S. taxation.

                      JADE ART GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

NOTE 14 -   INCOME TAX (Continued)

            The following is a reconciliation of the provision for income taxes at the prevailing PRC income tax rate to the income taxes reflected in the statements of operations:

                                      Twelve months ended    Twelve months ended
                                          December 31            December 31
                                              2008                  2007
                                      -------------------    -------------------

            Tax expense at
            statutory PRC rate                         25%                  33%

            Effect of
            non-deductible items                        5%                  26%

                                      -------------------    -------------------
            Tax expense at actual
            rate                                       30%                  59%
                                      -------------------    -------------------

            Due to uncertainty of the deductibility of the $1,500,000 of consulting and professional expense incurred during the year ending December 31, 2007 and other G&A expenses incurred during the years ending December 31, 2008 and 2007, the tax provision did not assume that this expense would be deductible. The total income tax expense was $6,693,841 and $2,597,066, for the years ended December 31, 2008 and 2007, respectively.

NOTE 15 -   SUBSEQUENT EVENT

            Subsequent to December 31, 2008, the Company paid dividends in the amount of $1,361,777 on March 13, 2009. The Company also amended the dividend payable agreement on March 13, 2009, to extend the payment date to March 31, 2010. The amendment included the inclusion of an interest rate of 4% to be calculated on the remaining balance of $903,074.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Jade Art Group, Inc. (formerly Vella Productions, Inc.)
Yujiang County, Jiangxi Province, P.R. of China 335200

We have audited the accompanying consolidated balance sheets of Jade Art Group, Inc. (formerly Vella Productions, Inc.) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit) and cash flows for the year ended December 31, 2008 and for the five months ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jade Art Group, Inc. (formerly Vella Productions, Inc.) as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 and the five months ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Chisholm Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
May 15, 2009

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

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

      At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      The Company's independent registered public accounting firm advised the Company's Board of Directors of the following material weakness in its financial reporting: lack of sufficient resources to identify and properly address technical SEC reporting issues.

Internal Control Over Financial Reporting

Management's Annual Report on Internal Control Over Financial Reporting

      Management's Report on Internal Control over Financial Reporting Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

      Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

      Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on management's assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The following table sets forth information with respect to the Company's executive officers' and Directors' names, ages, and positions and terms. Executive officers serve until the annual meeting of the Board of Directors and until his successor shall have been duly elected and qualified, subject to earlier termination by his death, resignation or removal.

     -----------------------------------------------------------------------
     Executive Officers and Directors        Age   Position
     -----------------------------------------------------------------------
     Huacai Song                             44    Chief Executive Officer &
                                                   Director
     -----------------------------------------------------------------------
     Chenqing Luo                            36    Chief Financial Officer
     -----------------------------------------------------------------------
     Richard Khaleel                         58    Independent Director
     -----------------------------------------------------------------------

Biographies

Hua-Cai Song, Chief Executive Officer and Director

      Mr. Song has been Chief Executive Officer and a Director of the Company since October 2007. Hua-Cai Song, age 44, has over 20 years of experience in international trade and the wood carving industry, including the production, manufacture and marketing of wood carving products. For more than 10 years, Hua-Cai Song had been deputy manager of Jiangxi XiDa Wood-carving Company Limited ("JXD"), which is the operating subsidiary of Guoxi Holding Limited ("GHL"), in charge of development, sales and marketing of those wood carving products. GHL was acquired by JADA under that merger transaction consummated on October 2, 2007 (the "Merger Transaction"), which Merger Transaction was previously reported on Form 8-K filed with the Securities and Exchange Commission on October 3, 2007. During his years working with Jiangxi XiDa, Hua-Cai Song successfully expanded the market and distribution system for Buddha Shrines in Japan.

Chen-Qing Luo, Chief Financial Officer.

      Mr. Luo has been Chief Financial Officer of the Company since October 2007. Chen-Qing Luo graduated from Jiangxi College of Finance and Economics with a degree in Foreign Accounting. He joined JXD as Chief Financial Officer in 1995. He has several years of experience in financial management and strategic capital allocation.

Richard E. Khaleel, Director.

      Mr. Khaleel has been a director of the Company since April 2008. Mr. Khaleel's career includes extensive experience as a chief marketing executive. Mr. Khaleel has been an Executive Vice President of Nielsen IAG, responsible for strategy development and growth of the financial industry sector since 2008. From 2004-2007, Richard served as Executive Vice President & Chief Marketing Officer for The Bank of New York, where he helped create and implement programs that significantly grew its institutional asset servicing, wealth management, and asset management businesses. From 1996-2004, Mr. Khaleel was Chief Creative Marketing Officer at Alliance Bernstein LP, where he led development and execution of marketing programs as the firm grew from $150 billion to $500 billion in assets under management. Prior to joining Alliance in 1996, he was vice president of marketing at CNBC, where he successfully re- launched the channel as the market leader for business news and information. In addition, he served as President of the software division of Scholastic, Inc. and has held senior positions at leading advertising agencies managing global financial services and consumer products clients. He received a B.A. from Princeton and an M.B.A. in Finance from New York University

Board of Directors

      All of our Directors serve until the next annual meeting of shareholders and until their successors are elected by the holders of our common stock, or until their earlier death, resignation or removal. Our Bylaws set the authorized number of Directors at not less than one or more than nine. The number of Directors may be fixed and changed from time to time by ordinary resolution of the shareholders of the Company. Currently, our Board of Directors consists of two members.

      The Board presently consists of Mr. Song, the Chief Executive Officer, and Mr. Khaleel. The Board has determined that Richard Khaleel is "independent" within the meaning of the applicable listing standards of the NYSE Alternext. See more detailed discussion on Director Independence in Item 13, below.

Committees of the Board

      Our Bylaws authorize the Board of Directors to designate committees, as they deem desirable, each consisting of one or more of the Directors, with such powers and authority (to the extent permitted by law, the certificate of incorporation and the Bylaws) as may be provided in such resolution.

      Our Board of Directors has not established any audit, nomination or compensation, or other committees to date. The entire Board performs the equivalent functions that such committees would perform.

Compensation of Directors

      Our Bylaws provide that the compensation of Directors may be determined by the Board of Directors, or if the Board of Directors decide, by the shareholders. Members of the Board of Directors who are members of management presently do not receive compensation for their service as a member of the Board.

      Effective April 2008, our non-employee director, Richard Khaleel entered into an agreement with us to serve as our non-executive independent director commencing in 2008, until he is removed, resigns, or is not reelected in accordance with our Bylaws ("Khaleel Director Agreement"). As a director, Mr. Khaleel is entitled to receive cash compensation of $40,000 per year payable monthly. In addition, Mr. Khaleel may participate in any of our medical, dental and other programs as are available to non-employee members of our Board of Directors. (The Company currently does not maintain any such programs.) Further, the Company will reimburse Mr. Khaleel for any reasonable expenses incurred in furtherance of his performance of his duties and responsibilities. The Company has not yet paid to Mr. Khaleel the full amount of the director's fees payable to him for his services in 2008. At December 31, 2008, the Company owed Mr. Khaleel $23,333.31.

      On April 15, 2008, we granted to Mr. Khaleel nonqualified stock options to purchase up to 100,000 shares (33,333 post reverse split) of the Company's common stock (the "Option Shares"), exercisable at a price of $1.15 per share ($3.45 per share post reverse split) (a price equal to the closing price per share of the Company's common stock on April 15, 2008, as reported by the

Over-the-Counter Bulletin Board). Options to purchase one third of the Option Shares were exercisable immediately; options to purchase an additional one third of the Option Shares were exercisable on April 15, 2009, and options to purchase the remaining one third of the Option Shares may be exercised commencing April 15, 2010. All outstanding and unexercised options shall expire on the date that Mr. Khaleel is no longer serving as a member of the Board of Directors of the Company or otherwise engaged by the Company to provide services to the Company. Subject to the foregoing, the options may be exercised until April 15, 2018, at which time any such options that have not been exercised shall automatically expire.

Section 16(a) Beneficial Ownership Reporting Compliance

      Due to the fact that the Company does not have any Section 12(b) or
Section 12(g) registered securities, our Directors, executive officers and beneficial owners of more than 10% of our common stock are not subject to
Section 16(a) of the Securities Exchange Act of 1934 requirement as to filing with the SEC reports of their holdings of, and transactions in, our common stock. However, some of our Directors, executive officers or beneficial owners of more than 10% of our common stock have voluntarily filed such reports in the past.

Family Relationships

      There are no family relationships among our Directors or officers.

Code of Ethics

      We have adopted a code of ethics that applies to all of our executive officers, Directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from our principal executive office at #35, Baita Zhong Road, Yujiang County, Jiangxi Province, P.R. of China.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

      Executive Compensation Philosophy

      The Company has its main operating subsidiary in China and almost all of its employees are Chinese who are located and working in China. Based on the economic circumstances in China, our compensation program is designed to attract, retain and motivate highly qualified executives and drive sustainable growth. We compensate our executives named in the summary compensation table, which we refer to as "named executive officers or NEOs," through a competitive base salary and cash bonuses. This compensation program is designed to be competitive with comparable companies and to align executive compensation with the long-term interests of our owner. To the extent determined to be appropriate, the Company also considers general economic conditions, the Company's financial performance, and the individual's performance in establishing the compensation opportunities for the named executive officers. As discussed in Item 10, above, we have not established any compensation committee to date and, accordingly, our full Board performs the functions of a compensation committee.

Elements of Our Compensation

      The compensation framework for our named executive officers consists of the base salary, annual cash bonuses, and medical, retirement and unemployment benefits (as such will be addressed in more detail under the caption "Employee Benefits," below. In addition to the key element of compensation, our compensation framework includes limited fringe benefits (such as reimbursement of cellular phone bills), perquisites, and other benefits, which are not a significant or necessary element of our executive's compensation. We do not have any long-term incentive compensation mechanisms because our key employees are engaging in sales and they tend to change jobs frequently and we believe that the use of non-cash, equity incentive compensation opportunities will not be effective or appropriate to attract, motivate and retain such individuals. We do not have any long-term incentive compensation mechanisms for our NEOs because each of our NEOs has already owned substantial equity interests in the Company.

Base Salaries

      Our named executive officers receive a majority of their overall cash compensation as base salary, which is usually determined in the beginning of each calendar year. Generally, base salaries have not been based upon specific measures of corporate performance, but are determined by our Board, based upon their determination of each employee's individual performance, position and responsibilities, and contributions to both our financial performance and ethical culture. Base salaries are also determined based on external factors, such as cost of living in the areas in which our NEOs reside and current market conditions. Our NEOs' base salaries are at least comparable with those of whom hold similar positions in the similar industries within the region where our NEOs reside.

Annual Bonuses

      Annual cash bonuses to our named executive officers, which are usually determined at the end of each calendar year, are discretionary and intended to reward company-wide performance and, to a lesser extent, individual performance during the year.

Employee Benefits

      As required under certain relevant Chinese laws, the Company participates in the following employee benefits plans: (i) medical insurance plan; (ii) unemployment insurance plan, and (iii) state pension plan, all of which are organized by Chinese municipal and provincial governments (collectively, the "General Employee Benefits"). All of the Company's employees are entitled to the General Employee Benefits.

Conclusion

      The foregoing discussion describes the compensation objectives and policies which were utilized with respect to our named executive officers during 2008 and our intended compensation framework for 2009. In the future, as our Board continues to review each element of the executive compensation program with respect to our named executive officers, the objectives of our executive compensation program, as well as the methods which our Board utilizes to determine both the types and amounts of compensation to award to our named executive officers, may change.

Summary Compensation Table

      The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, our principal executive officer for services provided in all capacities to us and our subsidiaries for the fiscal year ended December 31, 2008.

Summary Compensation Table

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Change in
                                                                                              pension value
                                                                               Non-equity   and nonqualified
                                                                               incentive        deferred
Name and                                              Stock       Option         plan         compensation     All other
principal                       Salary     Bonus      awards      awards      compensation      earnings      compensation    Total
position               Year      ($)        ($)         ($)        ($)            ($)             ($)               ($)        ($)
(a)                    (b)       (c)        (d)         (e)        (f)            (g)             (h)               (i)        (j)
-----------------------------------------------------------------------------------------------------------------------------------
Huacai Song
Chief Executive        2008    $ 4,411    $ 8,088       --         --             --               --               --      $12,499
Officer                2007    $ 4,411    $ 5,147       --         --             --               --               --      $ 9,558
-----------------------------------------------------------------------------------------------------------------------------------
Chenqing Luo
Chief Financial        2008    $ 3,688    $ 6,617       --         --             --               --               --      $10,305
Officer                2007    $ 3,688    $ 4,411       --         --             --               --               --      $ 8,099
-----------------------------------------------------------------------------------------------------------------------------------

      The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company's directors during the fiscal year ended December 31, 2008.

----------------------------------------------------------------------------------------------------------------------
                                            Director Compensation
----------------------------------------------------------------------------------------------------------------------
                                                                               Non-qualified
               Fees earned                                   Non-Equity        deferred
               or paid in                                    incentive plan    compensation     All other
Name           cash           Stock Awards    Option Awards  compensation      earnings         Compensation   Total
----------------------------------------------------------------------------------------------------------------------
Richard
Khaleel        $30,000(1)                     $65,478                                                          $95,478
----------------------------------------------------------------------------------------------------------------------

(1) Mr. Khaleel became a director in April 2008. The above amount represents a prorated portion of his annual director's fees amounting to $40,000 per fiscal year.

      Compensation to Mr. Khaleel is set forth in more detail in Item 10, above, under the caption "Compensation of Directors."

Board Compensation Report

      The Board has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, and the Board determines to include the Compensation Discussion and Analysis in this Annual Report on Form 10-K.

      Huacai Song
      Richard Khaleel

Employment Agreements

      We have not entered into any written employment or consulting agreement with any of our executive officers, and the Company is not contractually obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment (except that the Company will be obligated to make certain severance payment to the named executives pursuant to the relevant Chinese labor laws and regulations). Our named executives serve at the will of our Board. Except for the General Employee Benefits, our executive officers are not presently entitled to any company-sponsored benefits plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth certain information as of May 1, 2009 concerning the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our Directors and executive officers; and (iii) all of our Directors and executive officers as a group. As of May 1, 2009, we had 79,980,000 outstanding shares of common stock. Under SEC rules, a person is deemed to be the beneficial owner of securities that he may acquire within 60 days upon the exercise of warrants or options, or conversion or exchange of other of our securities. The percent of common stock owned by each beneficial owner is determined assuming the acquisition by him (but not any other beneficial owner) of all shares he may acquire within 60 days upon exercise, conversion of exchange of all derivative securities.

--------------------------------------------------------------------------------
Name of Beneficial Owner/Address                    Number of Shares     Percent
                                                    Beneficially Owned
--------------------------------------------------------------------------------
Chenqing Luo                                                 2,756,000     3.45%
--------------------------------------------------------------------------------
#47 He ping Street Dengbu Town
--------------------------------------------------------------------------------
Yujiang County JiangXi Province
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Richard Khaleel                                              22,222(1)     0.03%
13515 38th. Avenue,
--------------------------------------------------------------------------------
Flushing, NY 11354
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Fu Xian Mao                                                  5,512,000     6.89%
--------------------------------------------------------------------------------
No 888 Xin Jian Alley
--------------------------------------------------------------------------------
Zhan Qian Nan Rd. Yu jiang District
--------------------------------------------------------------------------------
Ying Tang City, JiangXi Province, China
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ShenZhen Huayin Guaranty & Investment Company Limi           4,340,700     5.43%
--------------------------------------------------------------------------------
15/F Anlian Bldg
--------------------------------------------------------------------------------
No. 4018 Jintian Road
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Huacai Song                                                 20,670,000    25.84%
--------------------------------------------------------------------------------
#47 He ping Street Dengbu Town
--------------------------------------------------------------------------------
Yujiang County JiangXi Province
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Yong ming Zhan                                               9,094,800    11.37%
--------------------------------------------------------------------------------
No 35 Diao Ke Alley, Xi Qing Rd
--------------------------------------------------------------------------------
Yu Jiang District Ying Tan City, Jiangxi Province
--------------------------------------------------------------------------------
China
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
All Directors and executive officers as a group          23,448,222(1)   29.317%
--------------------------------------------------------------------------------

(1) Includes 22,222 shares issuable upon exercise of stock options.

Changes in Control

      We know of no plans or arrangements that will result in a change of control at our company.

Item 13. Certain Relationships and Related Transactions and Director
Independence.

      In the last fiscal year, none of our directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former Directors, senior officers or principal shareholders, nor any family member of such former Directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

Director Independence

      The Board of Directors annually determines the independence of Directors. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company, either directly or as a partner, shareholder, or officer of an organization that has a material relationship with the Company or otherwise. Material relationships can include commercial, banking, consulting, legal, accounting, charitable, and familial relationships, among others.

      Independent Directors are Directors who, in the view of the Board of Directors, are free of any relationship that would interfere with the exercise of independent judgment. Under NYSE Alternext U.S., LLC (formerly, the American Stock Exchange) rules, the following persons are not considered independent:

      (a) a director who is or was employed by the Company or any of its affiliates for the current year or any of the past three years;

      (b) a director who accepted or who has an immediate family member who accepted any compensation from the Company or any of its affiliates in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence (other than certain specified types of compensation, including, e.g., compensation for Board or Committee service, benefits under a tax-qualified retirement plan, or non-discretionary compensation);

      (c) a director who is a member of the immediate family of an individual who is, or has been in any of the past three years, employed by the Company as an executive officer;

      (d) a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received payments (other than those arising solely from investments in the Company's securities) that exceed 5% of the organization's consolidated gross revenues for that year, or $200,000, whichever is more, in any of the past three years;

      (e) a director who is, or has an immediate family member who is employed as an executive of another entity where at any time during the most recent three fiscal years, any of the Company's executive officers serve on that other entity's compensation committee; and

      (f) a director who is, or has an immediate family member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

Immediate family includes a person's spouse, parents, children, sibling, mother-in-law, father-in-law, brother-in-law, sister-in-law, son-in-law, daughter-in-law, and anyone who resides in such person's home.

      The Board has determined that Richard Khaleel is "independent" within the meaning of the applicable listing standards of the NYSE Alternext.

Item 14. Principal Accounting Fees and Services.

      Our Board of Directors pre-approved the engagement of Chisholm, Bierwolf, Nilson & Morrill LLC for all audit and permissible non-audit services. The Board annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm.

      During fiscal year 2008, the aggregate fees which we paid to or were billed by Chisholm, Bierwolf, Nilson & Morrill LLC for professional services, which only included audit fees, were as follows:

                                 Fiscal Year Ended December 31,
                                  2008                   2007
                                  ----                   ----
Audit Fees (1)                    $40,000                $29,000 (*)
Audit-Related Fees (2)            $-0-                   $-0-
Tax Fees (3)                      $-0-                   $-0-
All Other Fees                    $-0-                   $-0-

(*)The audit fees of $29,000 are for services rendered from August 2008 to December 2008.

(1) Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.

(2) Fees, if any, for assurance and related services that are traditionally performed by our independent registered public accounting firm, such as audit attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(3) Fees for tax compliance. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services.

                                     PART IV

Item 15. Exhibits

      (a) (1) We have filed the following Financial Statements as part of this Annual Report on Form 10-K (see Item 8):

            Reports of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets

            Consolidated Statements of Operations and Comprehensive Income

            Consolidated Statements of Stockholders' Equity

            Consolidated Statements of Cash Flows

            Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedules

            All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

      (a)(3) The exhibits listed under Item 15(b) are filed or incorporated by reference herein.

      (b) The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where indicated by footnote, exhibits, which have been previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

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

3.2 By-Laws (incorporated herein by reference to Exhibit 3.2 of the Company's registration statement on Form SB-2, filed September 6, 2006).

10.1 Affiliate Stock Purchase Agreement dated as of August 16, 2007 by and between Olga Lenova and Max Time Enterprises, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 23, 2007).

10.2 Amendment to Consulting Agreement, dated as of December 6, 2007, between Registrant and Jin-Jun Xiong (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form S-8, filed December 12, 2007).

10.3 Amendment to Consulting Agreement, dated as of December 6, 2007, between Registrant and Yun Ding (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form S-8, filed December 12, 2007).

10.4 Amendment to Consulting Agreement, dated as of December 6, 2007, between Registrant and Jiao-Mei Wu (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form S-8, filed December 12, 2007).

10.5 Amendment to Consulting Agreement, dated as of December 6, 2007, between Registrant and Shuang-Hua Xu (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form S-8, filed December 12, 2007).

10.6 Exclusive Distribution Right Agreement, dated January 17, 2008, between the Company and Wulateqianqi XiKai Mining Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 22, 2008).

10.7 Form of sales agreement (Contract No. 2008 ST 0001), dated as of February 22, 2008. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 25, 2008).

10.8 Form of sales agreement (Contract No. 2008 ST 0002), dated as of February 22, 2008. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed February 25, 2008).

10.9 Form of sales agreement (Contract No. 2008 ST 0004), dated as of February 27, 2008. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 27, 2008).

10.10 Form of sales agreement (Contract No. 2008 ST 0005), dated as of February 29, 2008. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 3, 2008).

10.11 Term Note, dated February 20, 2008, from the Company to Wulatequianqi XiKai Mining Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 10, 2008).

10.12 Agreement between Richard E. Khaleel and Jade Art Group Inc., dated April 15, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 21, 2008).

14.1              Code of Ethics

16.1 Letter of Moore & Associates Chartered to the Securities and Exchange Commission pursuant to the requirements of Item 304(a)(3) of Regulation S-B. (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K, filed November 16, 2007).

21                Subsidiaries of the Registrant

23.1              Consent of Chisholm Bierwolf, Nilson & Morrill, LLC

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 18, 2009.

JADE ART GROUP INC.
(Registrant)

Signatures  Titles


/s/ Hua-Cai Song
--------------------------------------------------
Hua-Cai Song  Chief Executive Officer and Director


/s/ Chen-Qing Luo
--------------------------------------------------
Chen-Qing Luo  Chief Financial Officer


/s/ Richard Khaleel
--------------------------------------------------
Richard Khaleel  Director