Form 10-Q
period 2009-03-31
Jade Art Group Inc.
filed 2009-05-20
CIK 1370823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter period from January 1, 2009 to March 31, 2009

                                       or

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

Large accelerated filer |_|     Accelerated filer |_|
Non-accelerated filer |X|       Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 79,980,000 as of May 20, 2009.

                                Table of Contents

Part I -  Financial Information

       Item 1. Financial Statements                                            4

Part II - Other Information

       Item 2. Management's Discussion and Analysis of Financial Condition 26 and Results of Operations
       Item 3. Quantitative and Qualitative Disclosures about Market Risk     32
       Item 4. Controls and Procedures                                        33

Part II - Other Information

       Item 1. Legal Proceedings.                                             33
       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.   34
       Item 3. Defaults Upon Senior Securities.                               34
       Item 4. Submission of Matters to a Vote of Security Holders.           34
       Item 5. Other Information.                                             34
       Item 6. Exhibits.                                                      35

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,     DECEMBER 31,
                                                                        2009           2008
                                                                     -----------    -----------
                                                                     (Unaudited)
ASSETS

Current Assets:

Cash                                                                 $   850,713    $    68,956
Accounts receivable                                                    3,601,987      1,477,770
Other receivable                                                              --         19,014
                                                                     -----------    -----------
Total current assets                                                   4,452,700      1,565,740

Property and equipment, net                                                5,632          5,942
                                                                     -----------    -----------

Distribution right, net                                               65,261,233     65,978,151
                                                                     -----------    -----------

Total Assets                                                         $69,719,565    $67,549,833
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                $   981,672    $   622,208
Advance from customers                                                   146,314        146,314
Taxes payable                                                          1,937,858      1,268,617
Dividend payable                                                         903,074      2,264,851
                                                                     -----------    -----------
Total current liabilities                                              3,968,918      4,301,990
                                                                     -----------    -----------

Total Liabilities                                                      3,968,918      4,301,990
                                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock par value $0.001; 500,000,000 shares authorized;
 79,980,000 shares issued and outstanding, retroactively restated         79,980         79,980
Additional paid in capital                                             3,282,581      3,229,016
Statutory earnings reserve                                             2,008,152      2,008,152
Retained earnings                                                     59,317,341     56,868,296
Accumulated other comprehensive income                                 1,062,593      1,062,399
                                                                     -----------    -----------
Total stockholders' equity                                            65,750,647     63,247,843
                                                                     -----------    -----------

Total Liabilities and Stockholders' Equity                           $69,719,565    $67,549,833
                                                                     ===========    ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                            THREE MONTHS ENDED MARCH 31,
                                                               2009             2008
                                                           ------------     ------------
Sales                                                      $  4,967,029     $ 10,663,024
Cost of sales                                                (1,090,642)      (1,574,831)
                                                           ------------     ------------
Gross profit                                                  3,876,387        9,088,193

Operating expenses:
    Selling, general and administrative
     Expenses                                                  (334,631)        (718,715)
                                                           ------------     ------------
Operating income                                              3,541,756        8,369,478
Other income (expenses):
   Interest expense                                                  --          (20,274)
   Interest income                                                  281               --
                                                           ------------     ------------
Income before taxes from continuing operations                3,542,037        8,349,204

Income tax expense                                           (1,092,992)      (2,330,560)
                                                           ------------     ------------
Net income from continuing operations                         2,449,045        6,018,644

Discontinued operations, net of tax
      Income from woodcarving operations, net of tax                 --           96,751
      Income from transfer of woodcarving                            --       55,322,615
      operations, net of tax
                                                           ------------     ------------
Net income from discontinued operations                              --       55,419,366
                                                           ------------     ------------
Net Income                                                    2,449,045       70,809,483
                                                           ============     ============

Earnings Per Share:
    Basic
        Income from continuing operations                          0.03             0.08
        Income from discontinued operations, net of tax              --             0.69
                                                           ------------     ------------
        Net income                                         $       0.03     $       0.77
                                                           ============     ============
    Diluted
        Income from continuing operations                          0.03             0.07
        Income from discontinued operations, net of tax              --             0.69
                                                           ------------     ------------
        Net income                                         $       0.03     $       0.76
                                                           ============     ============
Weighted Average Number of Shares Outstanding
    Basic                                                    79,980,000       79,980,000
                                                           ============     ============
    Diluted                                                  80,528,117       80,740,000
                                                           ============     ============

OTHER COMPREHENSIVE INCOME:
Net Income                                                 $  2,449,045     $ 61,438,010
     Foreign Currency
     Translation Adjustment                                         194          371,514
                                                           ------------     ------------
Total Other Comprehensive Income                           $  2,449,239     $ 61,809,524
                                                           ============     ============

   The accompanying notes are an integral part of these consolidated financial statements

                       JADE ART GROUP INC. & SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                               2009             2008
                                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                      $  2,449,045     $  6,018,644
Adjustments to reconcile net income to net
    Cash provided by operating activities:

Net income from discontinued operations                                              --       55,419,366
    Gain from transfer of woodcarving operations                                     --      (55,322,615)
    Depreciation and amortization                                               717,228          715,308
    Valuation of warrants and options granted                                    53,565          183,598
Changes in operating assets and liabilities, net of sale of subsidiary:
    Accounts receivables                                                     (2,124,217)      (3,482,875)
    Prepaid expenses and deposit                                                     --           32,256
    Other receivable                                                             19,014         (401,040)
    Inventories                                                                      --          (95,631)
    Accounts payable and accrued expenses                                       359,464          734,889
    Advances from customers                                                          --          (59,191)
    Taxes payable                                                               669,241        2,488,670
                                                                           ------------     ------------
Net cash provided by operating activities                                     2,143,340        6,231,316
                                                                           ------------     ------------

CASH FROM INVESTING ACTIVITIES:
    Cash paid for notes receivable                                                   --       (6,194,333)
    Purchase of distribution right                                                   --       (6,792,244)
     Purchases of property and equipment                                             --          (33,353)
                                                                           ------------     ------------
Net cash (used by) investing activities                                              --      (13,019,930)
                                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash paid for dividends                                                  (1,361,777)              --
    Proceeds from loans from related party                                           --        3,000,000
    Proceeds from notes payable                                                      --        3,800,000
                                                                           ------------     ------------
Net cash provided(used) by financing activities                              (1,361,777)       6,800,000
                                                                           ------------     ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                     194          371,514
                                                                           ------------     ------------

NET DECREASE(INCREASE) IN CASH AND EQUIVALENTS                                  781,757          382,900

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                        68,956          301,203
                                                                           ------------     ------------

CASH AND EQUIVALENTS, END OF PERIOD                                        $    850,713     $    684,103
                                                                           ------------     ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       JADE ART GROUP INC. & SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                     THREE MONTHS ENDED MARCH 31,
                                                         2009            2008
                                                     ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for
  Taxes                                              $  1,268,488    $    587,778
  Interest                                                     --              --

Non Cash Transactions:
  Options and warrants granted for services          $     53,565    $    183,598

  The accompanying notes are an integral part of these consolidated financial statements.

                                   JADE ART GROUP INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              March 31, 2009

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

      Pursuant to the Merger Agreement, GHL merged with VELLA Merger Sub, Inc, with GHL as the surviving entity. GHL has an operating subsidiary, Jiangxi XiDa (formerly known as Jiangxi Xi Cheong Lacquer, Inc.) (the "Merger Transaction"). Jiangxi XiDa was incorporated under the laws of the People's Republic of China on December 4, 2006. JiangXi XiDa is located in Yujiang, Jiangxi Province. Jiangxi XiDa then was engaged in the production of traditional art products, including religious woodcut lacquer, woodcut decorated furniture and woodcut decorations used in buildings and for display. As a result of the Merger Transaction, GHL became a wholly-owned subsidiary of the Company, which, in turn, made the Company the indirect owner of Jiangxi XiDa. Under the Merger Agreement, in exchange of surrendering their shares in GHL, the GHL shareholders received an aggregate of (i) 206,700,000 (68,900,000 before forward split) newly-issued shares of the Company's common stock, par value $.001 per share (the "Common Stock") and (ii) $14,334,500, in the form of promissory notes (representing payment for dividends). Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus, the share exchange is equivalent to the issuance of stock by GHL for the net monetary assets of Vella Productions, Inc. Based on the consent of the Jade Art Group's Board and all the GHL shareholders, the promissory notes are due to be paid on or before March 31, 2009. Druing the three months ended March 31, 2009, the Company paid an additional $1,361,777 in dividend payments. The remaining $903,074 is due and payable on or before March 31, 2010, and has been amended to include a 4% interest rate.

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

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

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

      The Company's approved scope of business operations includes the production and sale of jade and related products. For the period ended March 31, 2009, the principal activity of the Company was the distribution of raw jade.

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

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

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

      The Company makes provision for bad debts based on an assessment of the recoverability of accounts receivable. Specific provisions are applied to related-party receivables and third-party receivables where events or changes in circumstances indicate that the balances may not be collectible. However, due to the Company's experience in the sale and distribution of raw jade in 2009, and the nature of the Company's business, management did not expect any uncollectible receivables. As of March 31, 2009, and December 31, 2008, there was no allowance recorded for the doubtful accounts.

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

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Revenue Recognition

      The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Sales revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the price charged for products and the collectibility of those fees. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. Advances from customers at March 31, 2009 and December 31, 2008 are $146,314 and $146,314, respectively. Returns are not permitted after the customer accepts the product.

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

      The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2009 and December 31, 2008 respectively.

      Earnings per share

      The computation of net earnings per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings per share, which considers potentially issuable shares on common stock equivalents. In accordance with SFAS No. 128, "Earnings per Share," common stock warrants and options have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the warrants and options. The average market price of the Company's common stock during the year ended December 31, 2008 was $3.43. As such, potentially issuable common shares related to options were not considered in the earnings per share calculation for the year ended December 31, 2008 because the average fair market value of the Company's common stock was below the exercise price of all outstanding options. Potentially issuable common shares totaling 1,000,000 related to warrants were considered in the calculation of diluted earnings per share for the periods ended March 31, 2009 and 2008 and the incremental shares of 548,117 and 760,000 related to the warrants have been included in the calculation, respectively.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Earnings per share (continued)

      The following table summarizes the calculation for the basic and diluted earnings per share computation for period indicated:

                                                                Three Months Ended March 31,
Statement of Operations Summary Information:                       2009              2008
                                                              --------------    --------------
    Numerator:
        Income from continuing operations                     $    2,449,045    $    6,018,644
        Income from discontinued operations, net of tax                   --        55,419,366
                                                              --------------    --------------
        Net income                                            $    2,449,045    $   61,438,010
                                                              ==============    ==============

    Denominator:
    Weighted-average common shares outstanding
        Basic                                                     79,980,000        79,980,000
        Warrants - Incremental Shares                                548,117           760,000
                                                              --------------    --------------
        Diluted                                                   80,528,117        80,740,000
                                                              ==============    ==============

    EARNINGS PER SHARE:
        Basic
           Income from continuing operations                  $         0.03    $         0.08
           Income from discontinued operations, net of tax                --              0.69
                                                              --------------    --------------
           Net income                                         $         0.03    $         0.77
                                                              ==============    ==============

        Diluted
           Income from continuing operations                  $         0.03    $         0.07
           Income from discontinued operations, net of tax                --              0.69
                                                              --------------    --------------
           Net income                                         $         0.03    $         0.76
                                                              ==============    ==============

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

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

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

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

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

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

      The net gain on the transfer of the Company's woodcarving business was $55,322,615 after the deduction of the carrying value of the net assets of that business. The exchange of the assets and liabilities of Jiangxi XiDa, and the resulting gain on discontinued operations is as follows:

Fair value of Jiangxi XiDa wood carving (RMB 430,035,000)                           $       60,390,543
     Total assets of Jiangxi XiDa                                    (5,151,444)
     Total liabilities of Jiangxi XiDa                                   83,516
                                                             ------------------
                                                                                            (5,067,928)
                                                                                    ------------------
Realized gain from the exchange of                                                  $       55,322,615
    discontinued operations                                                         ==================

      The following table summarizes the operating results of the discontinued operations for Jiangxi XiDa for the three months ended March 31, 2009 and the period January 1, 2008 through February 20, 2008, respectively.

                                                      March 31,     February 20,
Revenue                                                  2009          2008
                                                      ----------    ----------
Operating expenses                                    $       --    $  615,930
Income from discontinued operations, net of tax               --      (519,179)
                                                      ----------    ----------
                                                      $       --    $   96,751
                                                      ==========    ==========

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 3 - RELATED PARTY TRANSACTIONS

      During the first quarter 2008 the Company received an unsecured loan of $3,000,000 from a shareholder of the Company. The loan is unsecured, carries an interest rate of 5% and is due and payable on December 31, 2008. This amount was used to serve as registered capital for the wholly-owned subsidiary, STJ, of the Company to provide working capital for the subsidiary's operations. The principal amount of the loan of $3,000,000 with interest, in the amount of $139,726, was paid in full on November 24, 2008.

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

NOTE 5 - PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at March 31, 2009 and December 31, 2008:

                                          March 31, 2009      December 31, 2008
                                        -----------------     -----------------
                                           (Unaudited)

Furniture and office equipment - cost   $           6,526     $           6,526
Less: Accumulated depreciation                       (894)                 (584)
                                        -----------------     -----------------

Net property and equipment              $           5,632     $           5,942
                                        =================     =================

      Depreciation expense on property and equipment was $310 and $584 for the three months ended March 31, 2009, and year ended December 31, 2008, respectively.

NOTE 6 - NOTES PAYABLE

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

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 6 - NOTES PAYABLE (continued)

      As discussed in Note 1, in exchange for the Exclusive Rights to distribute jade, the Company agreed to pay RMB 60 million (approximately $8.8 million) to XiKai Mining by March 1, 2009. The entire amount of RMB 60 million (approximately $8.8 million) was paid on March 1, 2008.

      On October 1, 2007, the Board of Directors of the Company declared dividends of $14,334,500 in the form of non-interest bearing promissory notes, initially to be payable on or before the first year anniversary of the Merger Transaction. The dividends (i.e.promissory notes) were distributed pro rata among the GHL shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction. Subsequently, the Company and the GHL shareholders agreed to defer payment of these notes until March 31, 2009. As of March 31, 2009, the Company had paid dividends in the amount of $13,431,426 and with remaining $903,074, which is due and payable on or before March 31, 2010, and has been amended to include a 4% interest rate.

NOTE 7 - INTANGIBLE ASSETS

      Jade Distribution Rights

      The Company accounts for intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For intangible assets with a definite life classification, the Company amortizes the asset over its useful or economic life, whichever is shorter. At least quarterly, the Company performs an analysis of impairment of the definite life intangible assets. In performing this assessment, management considers current market analysis and appraisal of the asset, along with estimates of future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets. If the Company determines that the asset has been impaired, a charge to the Company's statements of operations is recorded. At March 31, 2009 and December 31, 2008, the Company determined that there was no impairment to the intangible assets.

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

                                   JADE ART GROUP INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              March 31, 2009

NOTE 7 - INTANGIBLE ASSETS (Continued)

      Jade Distribution Rights (Continued)

      Intangible assets consisted of the following at March 31, 2009 and December 31, 2008:

                                                    March 31,      December 31,
                                                      2009             2008
                                                  ------------     ------------
                                                  (Unaudited)

      Exclusive Jade Distribution rights          $ 68,816,442     $ 68,816,442

      Less: Accumulated amortization                (3,555,209)      (2,838,291)
                                                  ------------     ------------

      Net Exclusive Jade Distribution Rights      $ 65,261,233     $ 65,978,151
                                                  ============     ============

      The Company has elected to amortize the exclusive jade distribution rights using a straight-line basis over an economic useful life of 25 years.

      Amortization expense on the intangible asset has been included in Cost of Sales as it represents a component of the cost of the jade product acquired by the Company. The amortization expense was $716,918, and $688,164 for the three months ended March 31, 2009 and 2008, respectively.

      Further amortization of these costs is as follows:

         Five Year Disclosure

         2009        2,032,172
         2010        2,749,090
         2011        2,749,090
         2012        2,749,090
         2013        2,749,090
      Thereafter    52,232,701
                    ----------
                    65,261,233
                    ==========

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      Employee Benefits

      As required under certain relevant Chinese laws, the Company participates in the following employee benefits plans: (i) medical insurance plan; (ii) unemployment insurance plan, and (iii) state pension plan, all of which are organized by Chinese municipal and provincial governments (collectively, the "General Employee Benefits"). The Company is required to contribute a fixed percentage of payroll costs to the General Employee Benefits scheme to fund the benefits. The only obligation of the Company with respect to the plan is to make the specified contributions. The Company's contributions to the plan for the three months ended March 31, 2009 and 2008 were $3,455 and $0, respectively.

      Lease Agreement

      On December 10, 2007, the Company entered into a lease agreement with GuoXi Group located at Yujiang City of Jiangxi Province in PRC for administrative operations. The lease has a term of two years and requires monthly payments of RMB 20,000 (approximately $2,900). Future minimum lease payments are as follows:

                               Year                Amount
                        ------------------        --------
                        2009 (nine months)        $ 26,334
                                                  ========

      Rent expense for the three months ended March 31, 2009 and 2008 was $8,778 and $8,547 respectively. The rent expenses was for the office space relating to manage the operations of the jade distribution business.

NOTE 9 - STATUTORY EARNINGS RESERVE

      As stipulated by the Company Law of the People's Republic of China ("PRC"), net income after taxes can only be distributed as dividends after appropriation has been made for the following: (i) making up cumulative prior years' losses, if any; (ii) allocations to the "reserve fund" of at least 10% of income after taxes, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; and (iii) allocations to the "enterprise expansion fund" and " Staff and worker's bonus and welfare fund" of at least 10% and 5%,respectively, if approved in the stockholders' general meeting. This regulation was included in the articles of incorporation when the Company was formed and applied by the Company. At March 31, 2009 and December 31, 2008, the total reserves of $2,008,152 and $2,008,152 were distributed, respectively.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 10 - STOCKHOLDERS' EQUITY

      The Company has one class of stock. The Company has voting common stock of 500,000,000 shares authorized, with 79,980,000 shares issued and outstanding. Dividends relating to the Merger Transaction of $1,361,777 and $12,069,649 were paid during the periods ended March 31, 2009 and December 31, 2008. No dividends were declared during the period ended March 31, 2009.

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

NOTE 11 - COMMMON STOCK WARRANTS AND OPTIONS

      Warrants

      On January 17, 2008, the Company granted warrants to purchase 1,000,000 shares of the Company's common stock at a price of $1.08 to its investor relations firm pursuant to a consulting agreement which the Company entered into with this firm. Neither the exercise price per share of the warrants, nor the number of shares for which the warrants are exercisable, were affected by the Company's one-for-three reverse stock split in May 2008. These warrants can be exercised over a three year period. The consulting expense for these services is recognized on a straight-line basis over the one year period of the related consulting contract. The Company estimated the fair value of warrants using the Black-Scholes pricing model and recorded the compensation expenses ratably over the warrants' vesting period. The related expense for the period ended March 31, 2009 amounted to $1,003,348.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 11 - COMMMON STOCK WARRANTS AND OPTIONS (Continued)

      Warrants (Continued)

      The fair value of each warrant granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

                                                            2009         2008
                                                          --------     --------
      Five Year Risk Free Interest Rate                       2.46%        2.46%
      Dividend Yield                                          0.00%        0.00%
      Volatility                                               314%         314%
      Average Expected Term (Years to Exercise)                  3            3

      A summary of the status of warrants granted at March 31, 2009 is as follows:

                                                    For The Period Ended
                                                        March 31,2009
                                                                    Weighted
                                                                Average Exercise
                                                Shares               Price
                                            ----------------    ----------------
      Outstanding at January 1, 2008                      --                  --
      Granted                                      1,000,000    $           1.08
      Exercised                                           --                  --
      Forfeited                                           --                  --
      Expired                                             --                  --
                                            ----------------    ----------------
      Outstanding at December 31, 2008             1,000,000    $           1.08
                                            ================    ================
      Granted                                             --                  --
      Exercised                                           --                  --
      Forfeited                                           --                  --
      Expired                                             --                  --
                                            ----------------    ----------------
      Outstanding at March 31, 2009                1,000,000    $           1.08
                                            ================    ================

      Exercisable at December 31, 2008             1,000,000    $           1.08
                                            ================    ================
      Exercisable at March 31, 2009                1,000,000    $           1.08
                                            ================    ================

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 11 - COMMMON STOCK WARRANTS AND OPTIONS (Continued)

      Warrants (Continued)

      A summary of the status of warrants outstanding at March 31, 2009 was presented below:

                                 Warrants Outstanding                         Warrants Exercisable
                   --------------------------------------------------    --------------------------------
                                       Weighted          Weighted                            Weighted
   Range of                             Average           Average                             Average
   Exercise            Number          Remaining         Exercise           Number           Exercise
    prices          Outstanding       Life(years)          Price          exercisable          Price
---------------    ---------------    -------------    --------------    --------------    --------------
    $ 1.08           1,000,000            1.79            $ 1.08           1,000,000          $ 1.08

      The aggregate intrinsic value of stock warrants outstanding and exercisable at March 31, 2009 and December 31, 2008 totaled $720,000 and $2,340,000, respectively. The weighted average grant date fair value of warrants granted during the periods ended March 31, 2009 and 2008 was $2.58 post reverse split. The fair value of warrants vested during the periods ended March 31, 2009 and 2008 totaled $43,982 and $203,419, respectively.

      Options

      On April 15, 2008, the Company granted to Mr. Khaleel, a member of the Company's Board of Directors, nonqualified stock options to purchase up to 100,000 shares (33,333 post reverse split) of the Company's common stock (the "Option Shares"), exercisable at a price of $1.15 per share ($3.45 per share post reverse split) (a price equal to the closing price per share of the Company's common stock on April 15, 2008, as reported by the Over-the-Counter Bulletin Board). Options to purchase one third of the Option Shares were exercisable immediately; options to purchase an additional one third of the Option Shares may be exercised commencing April 15, 2009, and options to purchase the remaining one third of the Option Shares may be exercised commencing April 15, 2010. All outstanding and unexercised options shall expire on the date that Mr. Khaleel is no longer serving as a member of the Board of Directors of the Company or otherwise engaged by the Company to provide services to the Company. Subject to the foregoing, the options may be exercised until April 15, 2018, at which time any such options that have not been exercised shall automatically expire.

      The fair value of each option granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

                                                          March 31,    March 31,
                                                            2009         2008
                                                          --------     --------
      Five Year Risk Free Interest Rate                          3%          --
      Dividend Yield                                          0.00%          --
      Volatility                                               248%          --
      Average Expected Term (Years to Exercise)                 10           --

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 11 - COMMMON STOCK WARRANTS AND OPTIONS (Continued)

      Options (Continued)

      A summary of the status of options granted at March 31, 2009 is as follows:

                                                 For The Period Ended
                                                    March 31, 2009
                                                                  Weighted
                                                              Average Exercise
                                               Shares               Price
                                          ----------------    ----------------
      Outstanding at January 1, 2008                    --                  --
      Granted                                       33,333    $           3.45
      Exercised                                         --                  --
      Forfeited                                         --                  --
      Expired                                           --                  --
                                          ----------------    ----------------
      Outstanding at December 31, 2008              33,333    $           3.45
      Granted                                           --                  --
      Exercised                                         --                  --
      Forfeited                                         --                  --
      Expired                                           --                  --
                                          ----------------    ----------------
      Outstanding at March 31, 2009                 33,333    $           3.45
                                          ================    ================

      Exercisable at December 31, 2008              11,111    $           3.45
                                          ================    ================
      Exercisable at March 31, 2009                 11,111    $           3.45
                                          ================    ================

      A summary of the status of options outstanding at March 31, 2009 is presented below:

                               Options Outstanding                        Options Exercisable
                 ------------------------------------------------    ------------------------------
  Range of                           Weighted          Weighted                          Weighted
                                      Average          Average                           Average
  Exercise           Number          Remaining         Exercise          Number          Exercise
   prices         Outstanding       Life(Years)         Price         exercisable         Price
-------------    ---------------    -------------    ------------    --------------    ------------
   $ 3.45             33,333            9.125           $ 3.45           11,111           $ 3.45

      The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2009 and December 31, 2008 totaled $0. The weighted average grant date fair value of options granted during the period ended March 31, 2009 was $3.42 post reverse split. The fair value of options vested during the period ended March 31, 2009 totaled $75,061. No options were granted during the three months ended March 31, 2008.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 12 - CONCENTRATIONS OF RISK

      Concentrations of credit risk

      Foreign Operations: All of the Company's operations and operational assets are located in China. The Company may be adversely affected by possible political or economic instability in China. The effect of these factors cannot be accurately predicted.

      Cash: The Company's cash accounts are held in foreign bank accounts which are not insured by the FDIC. At March 31, 2009 and December 31, 2008, the Company's cash balances, net of outstanding checks, in its foreign bank accounts was $850,713 and $68,956, respectively.

      Major Customers

      For the three months ended March 31, 2009, the Company had four major customers that generated sales totaling $4,321,315 or 87% of its total revenues. At March 31, 2009, the receivable balance from these customers was $3,034,602 or 85% of the Company's accounts receivable. All of the Company's revenue is derived from sources within the People's Republic of China. The sales from major customers were as follows:

                                            For the three months ended March 31,

      Customers                                    2009             2008
      ---------                             ------------------------------------
      A                                              22%              40%
      B                                              22%              26%
      C                                              22%              20%
      D                                              21%               4%

      Major Suppliers

      For the three months ended March 31, 2009, the Company had one major supplier of raw jade, XiKai Mining, from which the Company purchased 100% of its raw jade. The total purchase price of raw jade purchased during the three months period ended March 31, 2009 and 2008 from this supplier was $373,724 and $1,248,931, respectively. At March 31, 2009, the accounts payable due to this vendor was $483,278. If there were any interruption of this source of supply, the Company would have to cease operations until an alternative source of supply could be found.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 13 - INCOME TAX

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

      Components of deferred tax assets as of March 31, 2009 and 2008, respectively, are as follows:

                                                           March 31,   March 31,
                                                             2009        2008
                                                           --------    --------
      Net operating loss carry forward                     $     --    $     --
      Valuation allowance                                        --          --
                                                           --------    --------
      Net deferred tax asset                               $     --    $     --
                                                           ========    ========

      The components of current income tax expense as of March 31, 2009 and 2008, respectively, are as follows:

                                                         March 31,     March 31,
                                                           2009          2008
                                                        ----------    ----------

      Domestic - Current                                $       --    $       --
      Foreign - Current                                  1,092,992     2,330,560
      Domestic - Deferred                                       --            --
      Foreign - Deferred                                        --            --
                                                        ----------    ----------
       Income tax expense                               $1,092,992    $2,330,560
                                                        ==========    ==========

      Because all of the Company's operations are conducted by a subsidiary in China, the income tax provision is not applicable to U.S. taxation.

                      JADE ART GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 13 - INCOME TAX (Continued)

      The following is a reconciliation of the provision for income taxes at the prevailing PRC income tax rate to the income taxes reflected in the statements of operations:

                         Three months ended March     Three months ended March
                              March 31, 2009               March 31, 2008
                         ------------------------     ------------------------

Tax expense at
statutory PRC rate                             25%                          25%

Effect of
non-deductible items                            6%                           3%
                         ------------------------     ------------------------
Tax expense at actual
rate                                           31%                          28%
                         ========================     ========================

      Due to uncertainty of the deductibility of consulting and professional expense and other G&A expenses incurred during the three months ended March 31, 2009 and 2008, the tax provision did not assume that this expense would be deductible. The total income tax expense was $1,092,992 and $2,330,560 for the periods ended March 31, 2009 and March 31, 2008, respectively.

NOTE 14 - SUBSEQUENT EVENTS

      Subsequent to the three months ended March 31, 2009, the Company paid, in full, income taxes, sales taxes and stamp taxes in the total amount of $1,937,858. The payment of this amount completely relieved the Company of the taxes payable balance at March 31, 2009.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

      Jade Art Group Inc. (referred to in this Quarterly Report on Form 10-Q as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this report, other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "plan," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

      Forward-looking statements are subject to certain known and unknown risks and uncertainties, which may cause our actual results, performance or achievements to differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise forward-looking statements to reflect any future events or circumstances. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, and in our quarterly reports to be filed with the Securities and Exchange Commission, together with the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the availability of raw products and other supplies, competition, environmental risks, the prices of goods and services, government regulations, and political and economic factors in the People's Republic of China ("China" or the "PRC") in which our operating subsidiary operates.

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

      The Company had sales revenue of $4,967,029 during the quarter ended March 31, 2009. These sales resulted from orders for raw jade received by the Company from existing customers in 2008. As more fully described below because of the downturn in the Chinese economy, the Company did not acquire any new customers or enter into any new contracts with existing customers during the first quarter of 2009.

Results of Operations

The following table presents certain information, relating solely to our continuing operations, derived from the consolidated statements of operations of the Company for the three months ended March 31, 2009.

                                                       Three months         Three months
                                                       ended March          ended March
                                                        31, 2009             31, 2008
------------------------------------------------- -------------------- ---------------------
REVENUES                                               $4,967,029           $10,663,024
------------------------------------------------- -------------------- ---------------------
COST OF SALES                                           1,090,642             1,574,831
------------------------------------------------- -------------------- ---------------------
GROSS PROFIT                                            3,876,387             9,088,193
------------------------------------------------- -------------------- ---------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              334,631               718,715
------------------------------------------------- -------------------- ---------------------
INCOME FROM OPERATIONS                                  3,541,756             8,369,478
------------------------------------------------- -------------------- ---------------------
INTEREST INCOME (EXPENSE)                                     281               (20,274)
------------------------------------------------- -------------------- ---------------------
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES          3,542,037            70,809,483
------------------------------------------------- -------------------- ---------------------
INCOME TAX EXPENSE                                      1,092,992             2,330,560
------------------------------------------------- -------------------- ---------------------
NET INCOME FROM CONTINUING OPERATIONS                   2,449,045             6,018,644
------------------------------------------------- -------------------- ---------------------
NET INCOME                                             $2,449,045           $70,809,483
------------------------------------------------- -------------------- ---------------------

REVENUE

Subsequent to the acquisition of the Exclusive Rights pursuant to the Exchange Agreement, The Company's sales revenue has been derived solely from the sale of raw jade. The revenue from the sale of raw jade was $4,967,029 for the three months ended March 31, 2009, compared to $10,663,024 for the three months ended March 31, 2008, a decrease of $5,695,995, or 53%. The decrease in revenue resulted from a decrease in orders of raw jade received by the Company from existing customers in 2008 and a lack of new customers. The Chinese economy has experienced a slowing growth rate due to a number of factors explained in more detail below. This has had a negative impact on the commercial and residential construction markets and the high-end jewelry market into which the company sells raw jade. As demand has declined, our customers have been negatively affected which, in turn, has resulted in a slowdown of customer orders and an inability of the company to obtain new customers in the second half of 2008 and first quarter of 2009.

COST OF SALES

The cost of sales was $1,090,642 during the three months ended March 31, 2009, compared to $1,574,831 during the three months ended March 31, 2008, a decrease of $484,189, or 31%. The decrease is primarily due to the decrease in sales in the first quarter of 2009.

GROSS PROFIT

The resulting gross profit for the three months ended March 31, 2009 was $3,876,387, which represented approximately 78% of revenue, compared to $9,088,193 for the three months ended March 31, 2008, which represented approximately 85% of revenue. The decrease of $5,211,806 in gross profit is primarily due to the decrease in sales in the first quarter of 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses (SG&A) were $334,631 for the three months ended March 31, 2009, compared to $718,715 for the three months ended March 31, 2008. The decrease in SG&A was mainly due to the decrease in the Company's normal operational activities.

INCOME BEFORE TAXES FROM CONTINUING OPERATIONS

Income before taxes from continuing operations was $3,541,756 for the three months ended March 31, 2009, compared to $8,369,478 for the three months ended March 31, 2008, which resulted primarily from the sale of raw jade from SheTai mine by the Company. Comparing the Income before taxes from continuing operations of the first quarter of 2009 with the first quarter of 2008, there is a decrease of $4,827,722, or a 58% decrease is primarily due to the same reason that affects our revenue above.

INCOME TAX EXPENSE

The income tax expense pertaining to continuing operations for the three months ended March 31, 2009 was $1,092,992, compared to $2,330,560 for the three months ended March 31, 2008, a decrease of $1,237,568, or 53%. This decrease is primarily due to the decrease in revenue.

NET INCOME FROM CONTINUING OPERATIONS

The Company recorded Net Income from Continuing Operations of $2,449,045 during the three months ended March 31, 2009, compared to $6,018,644 recorded during the three months ended March 31, 2008, a decrease of $3,569,599, or 59%. This decrease is primarily due to the decrease in our revenue as explained above.

NET INCOME

The Net income for the three months ended March 31, 2009 was $2,449,045 compared to $70,809,483 for the three months ended March 31, 2008, a decrease of $68,360,438, or 97%. This decrease is primarily due to the fact that net income from discontinued operations, totaling $55,419,366, was included in net income for the first quarter of 2008, which contributes 81% of the difference between the first quarter of 2009 and the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, the Company's cash was $850,713 as compared to $684,103 as of March 31, 2008. The components of this $507,290 increase are reflected below.

Cash Flow

                                                     Three Months Ended March 31
                                                   --------------------------------
                                                        2009              2008
                                                   --------------     -------------
Net cash provided by operating activities          $    2,143,340     $   6,231,316
                                                   --------------     -------------
Net cash (used by) investing activities            $           --     $ (13,019,930)
                                                   --------------     -------------
Net cash provided (used) by financing activities   $   (1,361,777)    $   6,800,000
                                                   --------------     -------------
Effect of exchange rate changes                    $          194     $     371,514
                                                   --------------     -------------
Net cash inflow                                    $      781,757     $     382,900
                                                   --------------     -------------

During the quarter ended March 31, 2009, the Company met its working capital and capital investment requirements by using operating cash flows. The Company is obligated to pay the remaining balance of $903,074 owed to former GHL shareholders in connection with the Merger Transaction on or before March 31, 2010, together with interest at the rate of 4% per year.

Net Cash Provided by Operating Activities

During the three months ended March 31, 2009, the Company had net cash flow from operating activities of $2,143,340, compared to $6,231,316 for the three months ended March 31, 2008, a $4,087,976 decrease or 66%, primarily attributable to the decrease in net income from continuing operation.

Net Cash Provided (Used) by Investing Activities and Financing Activities

The Company used $0 in its Investing Activities during the three months ending March 31, 2009, compared to $13,019,930 used in investing activities for the three months ended March 31, 2008. The Company spent $6,792,244 in purchasing distribution rights and $33,353 in purchasing property and equipment, and $6,194,333 for notes receivable.

The Chinese economy has experienced a slowing growth rate due to a number of factors, including the global economic crisis, the appreciation of the RMB and economic and monetary policies adopted by the Chinese government aimed at preventing overheating of the Chinese economy and inflation. This has had a negative impact on the commercial and residential construction markets and the high-end jewelry markets into which the Company sells raw jade. As demand has declined, our customers have been negatively affected which, in turn, has resulted in a slowdown in customer orders and the inability of the Company to obtain new customers in the second half of 2008 and the first quarter of 2009. The Company cannot predict how long the downturn in the Chinese economy will last, the continuing impact of the downturn on its business and operating results and the timing of any subsequent recovery.

The Company has continued to receive orders from and make sales to its existing customers through its first quarter ended March 31, 2009. However, the Company has not obtained new customers since the second quarter ended June 30, 2008. Four of the Company's six customers have fulfilled their purchase obligations under their respective contracts with the Company. Two of the Company's customers remain obligated to purchase a total of 3,750 metric tons of raw jade, for a total purchase price of $11.5 million. However, as a result of the adverse impact of the downturn in the Chinese economy on these customers, the Company has informally agreed to extend the period in which the customers must fulfill their purchase obligations to a date to be mutually agreed upon in the future.

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

The Company makes provision for bad debts based on an assessment of the recoverability of accounts receivable. Specific provisions are applied to related-party receivables and third-party receivables where events or changes in circumstances indicate that the balances may not be collectible. However, due to the Company's experience in the sale and distribution of raw jade in 2008, and the nature of the Company's business, management did not expect any uncollectible receivables. As of March 31, 2009, there was no allowance recorded for the doubtful accounts.

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

      At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      The Company's independent registered public accounting firm advised the Company of the following material weakness in its financial reporting: lack of sufficient resources to identify and properly address technical SEC reporting issues.

      There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 1A. Risk Factors.

A discussion of risk factor of the company is set forth in Part I, Item IA or the company's report on Form 10-K for the year ended Dec 31, 2008.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

      None.

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

                                                  JADE ART GROUP INC.

Date: May 20, 2009                                       /s/ Hua-Cai Song
                                                         -----------------------
                                                  Name:  Hua-Cai Song
                                                  Title: Chief Executive Officer


Date: May 20, 2009                                       /s/ Chen-Qing Luo
                                                         -----------------------
                                                  Name:  Chen-Qing Luo
                                                  Title: Chief Financial Officer

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