Form 10-Q
period 2009-06-30
Jade Art Group Inc.
filed 2009-08-14
CIK 1370823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2009

or

|__|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission file number 333-137134

JADE ART GROUP INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-1021813 (IRS Employer Identification Number)

#35, Baita Zhong Road,
Yujiang County, Jiangxi Province, P.R. of China 335200
(Address of principal executive offices)
(Zip Code)

(646)-200-6328
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes |_| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 79,980,000 as of August 7, 2009.

JADE ART GROUP INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

JADE ART GROUP INC. AND SUBIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

ASSETS
	As of	As of
	June 30,	December 31,
	2009	2008
Current Assets:
Cash and cash equivalents	$1,164	$68,956
Accounts receivable -
Trade ($0 allowance for doubtful accounts in 2009 and 2008, respectively)	1,887,101	1,477,770
Other	1,038,825	19,014

Total accounts receivable	2,925,926	1,496,784
Prepaid expenses	76,274	-

Total current assets	3,003,364	1,565,740

Property and Equipment:
Office furniture and equipment	6,526	6,526
Less: Accumulated depreciation	(1,204)	(584)

Net property and equipment	5,322	5,942

Other Assets
Distribution rights (net of accumulated amortization of $4,272,337 and $2,838,291 in 2009 and 2008, respectively)	64,544,105	65,978,151

Total other assets	64,544,105	65,978,151

Total Assets	$67,552,791	$67,549,833

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade and accrued liabilities	$717,314	$622,208.00
Advances from customers	-	146,314
Taxes payable	688,972	1,268,617
Dividends payable	-	2,264,851

Total current liabilities	1,406,286	4,301,990

Total liabilities	1,406,286	4,301,990

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 79,980,000 shares issued and outstanding in 2009,
and 2008, respectively	79,980	79,980
Additional paid-in capital	3,292,164	3,229,016
Statutory earnings reserve	2,008,152	2,008,152
Accumulated other comprehensive income	1,088,590	1,062,399
Retained earnings	59,677,619	56,868,296

Total stockholders' equity	66,146,505	63,247,843

Total Liabilities and Stockholders' Equity	$67,552,791	$67,549,833

The accompanying notes to interim consolidated financial statements are an integral part of these consolidated balance sheets.

JADE ART GROUP INC. AND SUBIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009, AND 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales, net	$1,957,997	$6,722,753	$6,925,026	$17,385,777

Cost of sales	859,428	1,225,155	1,950,070	2,799,986

Gross profit	1,098,569	5,497,598	4,974,956	14,585,791

Operating Expenses:
Selling, general and administrative expenses	308,238	817,598	642,869	1,556,587

Total operating expenses	308,238	817,598	642,869	1,556,587

Income From Continuing Operations	790,331	4,680,000	4,332,087	13,029,204

Other Income (Expense):
Interest income	306	-	587	-
Interest (expense) and other	(5,418)	(210,685)	(5,418)	(210,685)

Total other income (expense)	(5,112)	(210,685)	(4,831)	(210,685)

Income Before Taxes From Continuing Operations	785,219	4,469,315	4,327,256	12,818,519

Provision for Income Taxes	(424,941)	(1,491,443)	(1,517,933)	(3,822,003)

Net Income From Continuing Operations	360,278	2,977,872	2,809,323	8,996,516

Discontinued Operations, net of tax:
Income from woodcarving operations, net of tax	-	-	-	96,751
Income from transfer of woodcarving
operations, net of tax	-	-	-	55,322,615
Net Income From Discontinued Operations	-	-	-	55,419,366

Net Income	360,278	2,977,872	2,809,323	64,415,882

Comprehensive Income:
Foreign currency translation adjustment	25,997	219,954	26,191	591,468
Total Comprehensive Income	$386,275	$3,197,826	$2,835,514	$65,007,350

Earnings Per Common Share:
Earnings per common share - Basic
Income from continuing operations	$0.00	$0.04	$0.04	$0.11
Income from discontinued operations, net of tax	0.00	0.00	0.00	0.69
Net income	$0.00	$0.04	$0.04	$0.80

Earnings per common share - Diluted
Income from continuing operations	$0.00	$0.04	$0.03	$0.11
Income from discontinued operations, net of tax	0.00	0.00	0.00	0.69
Net income	$0.00	$0.04	$0.03	$0.80

Weighted Average Number of Common Shares
Outstanding - Basic	79,980,000	79,980,000	79,980,000	79,980,000

Weighted Average Number of Common Shares
Outstanding - Diluted	79,980,000	81,007,839	80,300,755	80,900,513

The accompanying notes to interim consolidated financial statements are an integral part of these consolidated statements.

JADE ART GROUP INC. AND SUBIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009, AND 2008
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Operating Activities:
Net income from continuing operations	$2,809,323	$8,996,516
Adjustments to reconcile net income to net cash
provided by operating activities:
Net income from discontinued operations	-	55,419,366
Income on transfer of woodcarving operations	-	(55,322,615)
Depreciation and amortization	1,434,666	1,429,839
Valuation of warrants and options issued	63,148	499,880
Changes in net assets and liabilities-
Accounts receivable -
Trade	(409,331)	(269,537)
Other	(1,019,811)	(401,040)
Prepaid expenses	(76,274)	32,256
Inventories	-	(95,631)
Accounts payable - Trade and accured liabilities	95,106	883,728
Other payables	-	321,602
Advances from customers	(146,314)	(59,191)
Taxes payable	(579,645)	1,174,447
Net Cash Provided by Operating Activities	2,170,868	12,609,620

Investing Activities:
Purchase of distribution rights	-	(8,774,808)
Notes receivable	-	(14,211,892)
Purchases of property and equipment	-	(33,353)
Net Cash (Used in) Investing Activities	-	(23,020,053)

Financing Activities:
Proceeds from loans from related party	-	3,000,000
Cash paid for dividends	(2,264,851)	-
Proceeds from notes payable	-	7,000,000
Net Cash (Used in) Provided by Financing Activities	(2,264,851)	10,000,000

Effect of Exchange Rate Changes on Cash	26,191	591,468

Net Increase (Decrease) in Cash and Cash Equivalents	(67,792)	181,035

Cash and Cash Equivalents - Beginning of Period	68,956	301,203

Cash and Cash Equivalents - End of Period	$1,164	$482,238

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$1,938,595	$4,175,217

The accompanying notes to interim consolidated financial statements are an integral part of these consolidated statements.

JADE ART GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
 (Unaudited)

(1)	Summary of Significant Accounting Policies

Basis of Presentation and Organization

Jade Art Group, Inc. (the "Company"), was incorporated in the State of Nevada on September 30, 2005, under the name of Vella Productions, Inc. ("Vella") and entered into an agreement and plan of merger (the "Merger Agreement"). On October 1, 2007, the Company, with its wholly owned subsidiary, VELLA Merger Sub, Inc., and each of Guoxi Holding Limited ("GHL"), Hua-Cai Song, Fu-Lan Chen, Mei-Ling Chen, Chen-Qing Luo, Mei-Qing Zhang, Song-Mao Cai, Shenzhen Hua Yin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Sure Believe Enterprises Limited, Think Big Trading Limited, Huge Step Enterprises Limited and Billion Hero Investments Limited entered into a merger agreement.

Pursuant to the Merger Agreement, GHL merged with VELLA Merger Sub, Inc, with GHL as the surviving entity. GHL has an operating subsidiary, Jiangxi XiDa (formerly known as Jiangxi Xi Cheong Lacquer, Inc.) (the "Merger Transaction"). Jiangxi XiDa was incorporated under the laws of the People's Republic of China on December 4, 2006. JiangXi XiDa is located in Yujiang, Jiangxi Province. Jiangxi XiDa then was engaged in the production of traditional art products, including religious woodcut lacquer, woodcut decorated furniture and woodcut decorations used in buildings and for display. As a result of the Merger Transaction, GHL became a wholly owned subsidiary of the Company, which, in turn, made the Company the indirect owner of Jiangxi XiDa. Under the Merger Agreement, in exchange of surrendering their shares in GHL, the GHL shareholders received an aggregate of (i) 206,700,000 (68,900,000 before forward split) newly-issued shares of the  Company's common stock, par value $.001 per share (the "Common Stock") and (ii) $14,334,500, in the form of promissory notes (representing payment for dividends). Under accounting principles generally accepted in the United States, the share exchange is considered to be a recapitalization transaction in substance, rather than a business combination. Thus, the share exchange is equivalent to the issuance of stock by GHL for the net monetary assets of Vella Productions, Inc. Based on the consent of the Jade Art Group's Board and all the GHL shareholders, the promissory notes are due to be paid on or before March 31, 2009. During the six months ended June 30, 2009, the Company paid $2,264,851 in dividend payments.

Consideration, including participation in the promissory notes, was distributed proratably among the GHL shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction.

The acquisition has been accounted for as a recapitalization and, accordingly, the accompanying consolidated financial statements represent historical operations of Jiangxi XiDa and the capital structure of the former Vella Productions, Inc.

On November 8, 2007, the Company amended and restated its Articles of Incorporation to reflect Jade Art Group, Inc. as its new corporate name. On January 11, 2008, the Company formed a new wholly owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited ("STJ"), to engage in the processing and sale of jadeite and jade.

JADE ART GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
 (Unaudited)

On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the Agreement, XiKai Mining committed to sell to the Company 90 percent of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, for a period of 50 years (the "Exclusive Rights"). In exchange for these Exclusive Rights, the Company agreed to pay RMB 60 million (approximately $8.8  million) by March 31, 2009 to XiKai Mining and, to transfer to XiKai Mining 100 percent of our ownership interest in all of the Company's woodcarving operations, which were contained in Jiangxi XiDa. This transfer of Jiangxi XiDa was made on February 20, 2008.

The Agreement further provides that, if the Company requests, production from XiKai Mining will be no less than 40,000 metric tons per year of raw jade material (the "Minimum Commitment"), with an initial average cost per ton to be paid by the Company not to exceed RMB 2,000 per ton (approximately $285 per ton). The cost per ton paid by the Company shall be subject to renegotiation every five years during the term of the Agreement, with adjustments not to exceed 10 percent of the cost for the immediately preceding five-year period. Failure by XiKai Mining to supply raw jade material ordered by the Company within the Minimum Commitment level during any of the initial five years of the Agreement entitles the Company to payment from XiKai Mining of RMB 18,000 (approximately $2,500) for each such ton ordered by but not supplied to the Company during any such fiscal year.

Production of raw jade by XiKai Mining is limited to 40,000 metric tons per year under applicable Chinese regulations.

The Company's approved scope of business operations includes the production and sale of jade and related products. For the period ended June 30, 2009, the principal activity of the Company was the distribution of raw jade.

   Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of June 30, 2009, and December 31, 2008, and for the three months and six months ended June 30, 2009, and 2008, are unaudited.  However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Jade Art Group Inc.’s consolidated financial position as of June 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three and six months ended June 30, 2009, and 2008.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying interim consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited consolidated financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

   Accounting Method

The accompanying interim consolidated financial statements are prepared using the accrual method of accounting. The Company changed its fiscal year-end from July 31 to December 31 in fiscal year 2007.

JADE ART GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
 (Unaudited)

   Principles of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter company transactions and balances have been eliminated in consolidation.

   Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Foreign Currency Translation

The Company's functional currency is the Chinese Yuan Renminbi ("RMB"), and reporting currency is the United States Dollar. The consolidated financial statements of the Company are translated into United States Dollars in accordance with SFAS No.52 "Foreign Currency Translation." Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing as of balance sheet date. Transactions affecting the Company's revenue and expense accounts are translated using an average exchange rate during the periods presented. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in RMB. Foreign Currency Translation Adjustments are included in Other Comprehensive Income and disclosed as a separate category of Stockholders' Equity.

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

The Company makes provision for bad debts based on an assessment of the recoverability of accounts receivable. Specific provisions are applied to related-party receivables and third-party receivables where events or changes in circumstances indicate that the balances may not be collectible. However, due to the Company's experience in the sale and distribution of raw jade in 2009, and the nature of the Company's business, management did not expect any uncollectible receivables. As of June 30, 2009, and December 31, 2008, there was no allowance recorded for doubtful accounts.

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

Office furniture and equipment                                       5 years

JADE ART GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
 (Unaudited)

   Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Sales revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the price charged for products and the collectability of those fees. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. Advances from customers as of June 30, 2009 and December 31, 2008 are nil and $146,314, respectively. Returns are not permitted after the customer accepts the product.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2009 and December 31, 2008, respectively.

JADE ART GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
 (Unaudited)

   Earnings per Common Share

Basic earning per share is computed by dividing the net income or loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

   Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

   Income Taxes

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

Foreign operations of the Company are governed by the Income Tax Laws of the PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is imposed at a statutory rate of 25 percent

JADE ART GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
 (Unaudited)

   Concentration of Risk

Foreign Operations: All of the Company's operations and operational assets are located in China. The Company may be adversely affected by possible political or economic instability in China. The effect of these factors cannot be accurately predicted.

Cash: The Company's cash accounts are held in foreign bank accounts which are not insured by the FDIC. As of June 30, 2009 and December 31, 2008, the Company's cash balances, net of outstanding checks, in its foreign bank accounts were $1,164 and $68,956, respectively.

   Major Customers

For the six months ended June 30, 2009, the Company had five major customers that generated sales totaling $6,925,026 or 100 percent of its total revenues. As of June 30, 2009, the receivable balance from these customers was $1,887,101 or 100 percent of the Company's accounts receivable. All of the Company's revenue is derived from sources within the People's Republic of China.

   Estimates

The accompanying interim consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and December 31, 2008, and expenses for the three and six months ended June 30, 2009, and 2008.  Actual results could differ from those estimates made by management.

(2)	Discontinued Operations

As discussed in Note 1, on January 18, 2008, the Company announced that it would transfer 100 percent of its ownership interest in Jiangxi XiDa and pay approximately $8.8 million to XiKai Mining and, in return, it would receive the Exclusive Rights to purchase 90 percent of the raw jade material produced by XiKai Mining's SheTai jade mine at a predetermined price. The Company commenced its purchasing and subsequent resale of raw jade in late January 2008. Jiangxi XiDa held all of the Company's woodcarving operations, which constituted all of the Company's previous business operations. The results of operations for the woodcarving business and the gain resulting from the transfers are presented in the Company's Consolidated Statements of Operations as Discontinued Operations.

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

JADE ART GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
 (Unaudited)

Fair value of Jiangxi XiDa wood carving (RMB 430,035,000)	$60,390,543
Cash consideration (RMB 60,000,000)	8,778,861
Foreign currency translation	(352,962)
$68,816,442
The Exchange Agreement between the two companies was entered into in January 2008, however, the cash portion of the agreement was not paid until March 2008. As such, the exchange rate had fluctuated during that time period. Therefore, the Company adjusted the amount by $352,962. The value allocated to the Exclusive Distribution Rights acquired in the exchange is $68,816,442 which is being amortized on a straight-line basis over 25 years.

The net gain on the transfer of the Company's woodcarving business was $55,322,615 after the deduction of the carrying value of the net assets of that business. The exchange of the assets and liabilities of Jiangxi XiDa, and the resulting gain on discontinued operations is as follows:

Fair value of Jiangxi XiDa wood carving (RMB 430,035,000)	$60,390,543
Total assets of Jiangxi XiDa	(5,151,444)
Total liabilities of Jiangxi XiDa	83,516
Realized gain from the exchange of discontinued operations	$55,322,615

(3)	Related Party Transactions

During the first quarter of 2008, the Company received an unsecured loan of $3,000,000 from a shareholder of the Company. The loan was unsecured, carried an interest rate of 5 percent and was due and payable on December 31, 2008. This amount was used to serve as registered capital for the wholly owned subsidiary, STJ, of the Company to provide working capital for the subsidiary's operations. The principal amount of the loan of $3,000,000 with interest, in the amount of $139,726, was paid in full on November 24, 2008.

(4)	Note Receivable

The Company has extended financial support to XiKai Mining, the supplier of 100 percent of the Company's jade product, in the form of advances. During 2008, the Company advanced a total of $14,652,653 to XiKai Mining. Per the terms of this receivable agreement, the note carried an interest rate of 4 percent, commencing on July 1, 2008, and was payable by December 31, 2008. Interest was recognized on a monthly basis. During the year ended December 31, 2008, XiKai Mining repaid the entire principal balance of $14,652,653. Interest was accrued in the total amount of $132,087. The Company forgave the total accrued interest and recorded the loss on forgiveness of debt as of December 31, 2008, in the Company's accompanying consolidated statements of operations and comprehensive income.

JADE ART GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
 (Unaudited)

(5)	Intangible Assets

   Jade Distribution Rights

The Company accounts for intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For intangible assets with a definite life classification, the Company amortizes the asset over its useful or economic life, whichever is shorter. At least quarterly, the Company performs an analysis of impairment of the definite life intangible assets. In performing this assessment, management considers current market analysis and appraisal of the asset, along with estimates of future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets. If the Company determines that the asset has been impaired, a charge to the Company's statements of operations is recorded. As of June 30, 2009, and December 31, 2008, the Company determined that there was no impairment to such intangible assets.

As discussed in Note 2, the Company transferred its woodcarving operations and agreed to pay RMB 60 million (approximately $8.8 million) to XiKai Mining. In return, the Company received the Exclusive Distribution Rights to purchase 90 percent of the raw jade material produced by XiKai's SheTai mine at a fixed price for 5 years, subject to adjustment every 5 years thereafter. The woodcarving operations were assessed as having a fair value of $60,400,000 at the time of the exchange agreement. The assessed value plus the cash payment (approximately $8.8 million) is the basis of the exclusive distribution rights.

The Company has elected to amortize the exclusive jade distribution rights using a straight-line basis over an economic useful life of 25 years. Amortization expense on the intangible asset has been included in Cost of Sales as it represents a component of the cost of the jade product acquired by the Company. The amortization expense was $1,434,046, and $714,430 for the six months ended June 30, 2009 and 2008, respectively.

(6)	Notes Payable

During the year ended December 31, 2008, the Company received funding from four parties, one of whom is a shareholder of the Company and has been treated as a related party. This funding totaled $10,000,000, and is represented by four separate notes. Each note carries an annual interest rate of 5 percent, with all principal and interest being due on various dates from December 6, 2008, through June 1, 2009. The funds were used to serve as registered capital for a wholly owned subsidiary of the Company to provide working capital for the subsidiary's operations. The amount received from the related party was $3,000,000. As of December 31, 2008, the Company has paid, in full, all of the notes and related interest of $ 421,507.

JADE ART GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
 (Unaudited)

As discussed in Note 1, in exchange for the Exclusive Rights to distribute jade, the Company agreed to pay RMB 60 million (approximately $8.8 million) to XiKai Mining by March 1, 2009. The entire amount of RMB 60 million (approximately $8.8 million) was paid on March 1, 2008.

On October 1, 2007, the Board of Directors of the Company declared dividends of $14,334,500 in the form of non-interest bearing promissory notes, initially to be payable on or before the first year anniversary of the Merger Transaction. The dividends (i.e. promissory notes) were distributed pro rata among the GHL shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction. Subsequently, the Company and the GHL shareholders agreed to defer payment of these notes until March 31, 2009. As of June 30, 2009, the Company had paid all dividends in the amount of $14,334,500.

(7)	Commitments and Contingencies

   Employee Benefits

As required under certain relevant Chinese laws, the Company participates in the following employee benefits plans: (i) medical insurance plan; (ii) unemployment insurance plan, and (iii) state pension plan, all of which are organized by Chinese municipal and provincial governments (collectively, the "General Employee Benefits"). The Company is required to contribute a fixed percentage of payroll costs to the General Employee Benefits scheme to fund the benefits. The only obligation of the Company with respect to the plan is to make the specified contributions. The Company's contributions to the plan for the six months ended June 30, 2009, and 2008, were $6,912 and $0, respectively.

   Lease Agreement

On December 10, 2007, the Company entered into a lease agreement with GuoXi Group located at Yujiang City of Jiangxi Province in PRC for administrative operations. The lease has a term of two years, and requires monthly payments of RMB 20,000 (approximately $2,900).

(8)	Statutory Earnings Reserve

As stipulated by the Company Law of the People's Republic of China ("PRC"), net income after taxes can only be distributed as dividends after appropriation has been made for the following: (i) making up cumulative prior years' losses, if any; (ii) allocations to the "reserve fund" of at least 10 percent of income after taxes, as determined under PRC accounting rules and regulations, until the fund amounts to 50 percent of the Company's registered capital; and (iii) allocations to the "enterprise expansion fund" and "Staff and worker's bonus and welfare fund" of at least 10 percent and 5 percent, respectively, if approved in the stockholders' general meeting. This regulation was included in the articles of incorporation when the Company was formed and applied by the Company. As of June 30, 2009, and December 31, 2008, the total reserves of $2,008,152 and $2,008,152 were distributed, respectively. As of June 30, 2009, the registered capital is in the amount of $10,000,000.

JADE ART GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
 (Unaudited)

(9)	Common Stock

The Company has one class of stock. The Company has 500,000,000 shares of voting common stock authorized, with 79,980,000 shares issued and outstanding. Dividends relating to the Merger Transaction of $1,361,777 and $12,972,723 were paid during the periods ended June 30, 2009, and December 31, 2008. No dividends were declared during the period ended June 30, 2009.

On November 28, 2007, the Company issued 5,000,000 shares (post forward/reverse stock split) of its common stock to consultants for services rendered on behalf of the company. The shares were valued at $1,500,000, which the Board determined was the fair value of the shares on the date they were issued.

On December 7, 2007, the Company's Board of Directors approved a three-for-one forward stock split, in the nature of a share dividend, with respect to the shares of the Company's common stock issued and outstanding at the close of business on December 28, 2007. The effect of the forward stock split has been retroactively applied to all prior stock transactions of the Company.

On April 28, 2008, the Company announced that its Board of Directors authorized a one-for-three reverse stock split of its outstanding common stock. The reverse stock split was approved by a majority of the Company's shareholders. The Company's Board of Directors established May 15, 2008, as the effective date for the reverse stock split. The effect of the reverse split has been retroactively applied to all prior stock transactions of the Company.

(10)	Common Stock Warrants and Options

   Warrants

On January 17, 2008, the Company granted warrants to purchase 1,000,000 shares of the Company's common stock at a price of $1.08 to its investor relations firm pursuant to a consulting agreement which the Company entered into with this firm. Neither the exercise price per share of the warrants, nor the number of shares for which the warrants are exercisable, were affected by the Company's one-for-three reverse stock split in May 2008. These warrants can be exercised over a three-year period. The consulting expense for these services is recognized on a straight-line basis over the one year period of the related consulting contract. The Company estimated the fair value of warrants using the Black-Scholes pricing model and recorded the compensation expenses ratably over the warrants' vesting period. The related expense for the period ended June 30, 2009, amounted to $1,003,348.

The fair value of each warrant granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

JADE ART GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
 (Unaudited)

	2009	2008

Five Year Risk Free Interest Rate	2.46%	2.46%
Dividend Yield	0.00%	0.00%
Volatility	314%	314%
Average Expected Term (Years to Exercise)	3	3

A summary of the status of warrants granted as of June 30, 2009 is as follows:

	For the Period Ended
	June 30, 2009

Outstanding as of January 1, 2008	--	--
Granted	1,000,000	$1.08
Exercised	--	--
Forfeited	--	--
Expired	--	--

Outstanding as of December 31, 2008	1,000,000	$1.08
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding as of June 30, 2009	1,000,000	$1.08

Exercisable as of December 31, 2008	1,000,000	$1.08

Exercisable as of June 30, 2009	1,000,000	$1.08

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

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes pricing model.  The aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2009, and December 31, 2008 totaled $0. The weighted average grant date fair value of options granted during the period ended June 30, 2009, was $3.42 post reverse split. The fair value of options vested during the period ended June 30, 2009, totaled $84,644. No options were granted during the six months ended June 30, 2009.

JADE ART GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
 (Unaudited)

(11)	Income Tax

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

Components of deferred tax assets as of June 30, 2009 and December 31, 2008 respectively are as follows:

	June 30,	December 31,
	2009	2008

Net operating loss carry forward	$-	$-
Valuation allowance	-	-
Net deferred tax asset	$-	$-

The components of current income tax expense as of June 30, 2009, and June 30, 2008, respectively, are as follows:

	June 30,	December 31,
	2009	2008

Domestic - Current	$-	$-
Foreign - Current	1,517,933	3,822,003
Domestic - Current	-	-
Foreign - Current	-	-
Income tax expenses	$1,517,933	$3,822,003

Because all of the Company's operations are conducted by a subsidiary in China, the income tax provision is not applicable to U.S. taxation.

(12)	Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

JADE ART GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
 (Unaudited)

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

JADE ART GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
 (Unaudited)

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger for an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

JADE ART GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
 (Unaudited)

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140” (“SFAS No.166”). SFAS No.166 revises the derecognization provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Management of Jade Art Group does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS 167 "Amendments to FASB Interpretation No. 46(R)." SFAS No.167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Management of Jade Art Group does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle - a replacement of FASB Statement No. 162" ("SFAS No.168"). SFAS No.168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature.

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009. Management of  Jade Art Group does not expect the adoption of this pronouncement to have material impact on its financial statements.

(15)	Subsequent Event

On July 31, 2009, Mr. Richard Khaleel, resigned as a Director of the Company effective on the same date.

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

Overview

The Company is a seller and distributor in China of raw jade, ranging in uses from decorative construction material for both the commercial and residential markets to high-end jewelry. For more than 30 years, the Company's business consisted of manufacturing and selling hand and machine-carved wood products, such as furniture, architectural accents and Buddhist figurines in China. Commencing in 2007, we experienced a reduction of revenue from our woodcarving business, which largely resulted from increased competition. As a result, we decided to dispose of our wood products business and to enter the business of raw jade sales and distribution, which management believed presented a better long-term growth potential. On January 11, 2008, we formed a new wholly owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited ("STJ"), to engage in the sale and distribution of raw jade throughout China. Our goal is to meet China's increasing demand for jade and to eventually vertically integrate our raw jade distribution activities with jade processing, carving, polishing, and, at a later date, retail sales.

On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Exchange Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the Exchange Agreement, XiKai Mining committed to sell to the Company 90% of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, for a period of 50 years (the "Exclusive Rights"). In exchange for these Exclusive Rights, the Company agreed to pay XiKai Mining RMB 60 million (approximately $8.8 million) by March 31, 2009, and, to transfer to XiKai Mining 100% of our ownership interest in all of the Company's woodcarving operations, which were contained in Jiangxi XiDa. This transfer of Jiangxi XiDa was made on February 20, 2008.

XiKai Mining is the Company's sole source for raw jade. Under the Exchange Agreement, the price for the raw jade material has been set for the first five years at RMB 2000 (approximately $285) per metric ton, and is subsequently subject to renegotiation every five years with adjustments not to exceed 10%. This mine commenced operation in 2002, and is estimated to have an annual operating capacity of approximately 40,000 metric tons by 2009. It has one of the largest jade reserves in China. According to a survey report issued by the Inner Mongolia Geological Institution, the mine has proven and probable reserves of approximately six million metric tons. SheTai Jade is a form of jadeite found in the mountain ranges of Inner Mongolia, China. The jade from the SheTai mine is stainless, non-corrosive, non-weathering and unfadable. It has a glassy luster and a pure and an attractive green color. It is also much harder and more durable than other forms of jade. As a result of such characteristics, SheTai Jade has a broad spectrum of applications, ranging from commercial and residential construction, and decorative jade artwork to intricately carved jade jewelry.

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

The supply of Jade from XiKai Mining was interrupted on June 10, 2008, when an earthquake damaged the sole road on which raw jade is transported from Xikai Mining's warehouse. A smaller service road was still navigable, allowing basic mining operations to continue. The mine was able to continue to mine raw jade, cut jade and prepared for pick-up by the Company's customers at the warehouse, however due to the larger tonnage requirements, the shipments of raw jade from the warehouse by the Company's customers were completely halted. The road was subsequently repaired and the shipments of raw jade from the mine commenced again on September 23, 2008. As a result of the interruption in the shipments of raw jade from the SheTai Jade mine, the Company's revenues in its second quarter ended June 30, 2008, and its third quarter ended September 30, 2008, were substantially below the levels which the Company had anticipated.

The Company had sales revenue of $1,957,997 during the quarter ended June 30, 2009. These sales resulted from orders for raw jade received by the Company from existing customers in 2008. As more fully described below, because of the downturn in the Chinese economy, the Company did not acquire any new customers or enter into any new contracts with existing customers during the first six months of 2009.

Results of Operations

The following table presents certain information, relating solely to our continuing operations, derived from the consolidated statements of operations and comprehensive income of the Company for the three and six months ended June 30, 2009.

	Three months ended June 30, 2009	Six months ended June 30, 2009
Revenues	$1,957,997	$6,925,026
Cost of Sales	$859,428	$1,950,070
Gross Profit	$1,098,569	$4,974,956
Selling, General and Administrative Expenses	$308,238	$642,869
Income from Operations	$790,331	$4,332,087
Interest Income (Expense)	$306	$587
Income from Continuing Operations before Taxes	$785,219	$4,327,256
Income Tax Expense	$(424,941)	$(1,517,933)
Net Income from Continuing Operations	$360,278	$2,809,323
Net Income	$360,278	$2,809,323
Comprehensive Income	$386,275	$2,835,514

Revenue.  Subsequent to the acquisition of the Exclusive Rights pursuant to the Exchange Agreement, The Company's sales revenue has been derived solely from the sale of raw jade. The revenue from the sale of raw jade was $1,957,997 and $6,925,026 for the three and six months ended June 30, 2009, respectively, compared to $6,722,753 and $17,385,777 for the three and six months ended June 30, 2008, a decrease of $4,764,759, or 71%, and $10,460,751, or 60% respectively. The decrease in revenue resulted from a decrease in orders of raw jade received by the Company from existing customers in 2008 and a lack of new customers. The Chinese economy has experienced a slowing growth rate due to a number of factors explained in more detail below. This has had a negative impact on the commercial and residential construction markets and the high-end jewelry market into which the company sells raw jade. As demand has declined, our customers have been negatively affected which, in turn, has resulted in a slowdown of customer orders and an inability of the company to obtain new customers in the second half of 2008 and first quarter of 2009.

Cost of Sales.  The cost of sales was $859,428 and $1,950,070 during the three months and six months ended June 30, 2009, respectively, compared to $1,225,155 and $2,799,986 during the three and six months ended June 30, 2008, a decrease of $365,727, or 30%, and $849,916, or 30%, respectively.  The decrease is primarily due to the decrease in sales in the first six months of 2009.

Gross Profit.  The resulting gross profit for the three and six months ended June 30, 2009 was $1,098,569 and $4,974,956, respectively, which represented approximately 56% and 72% of revenue, respectively, compared to $5,497,598 and 14,585,791 for the three and six months ended June 30, 2008, which represented approximately 82% and 84% of revenue, respectively. The decrease of the percentage of gross profit to revenue in the three and six months ended June 30, 2009, is primarily due to the decrease in sales in the six months of 2009.

Selling, General and Administrative Expenses.  Selling, General and Administrative Expenses (SG&A) were $308,238 and $642,869 for the three and six months ended June 30, 2009, respectively, compared to $817,598 and $1,556,587 for the three and six months ended June 30, 2008, a decrease of $509,360, or 62%, and $913,718, or 59%, respectively. The decrease in SG&A was mainly due to the decrease in the Company's normal operational activities.

Income Before Taxes From Continuing Operations.  Income before taxes from continuing operations was $785,219 and $4,327,256 for the three and six months ended June 30, 2009, respectively, compared to $4,469,315 and $12,818,519 for the three and six months ended June 30, 2008, a decrease of $3,684,096, or 82%, and $8,491,263, or 66%, respectively.  The decrease is primarily due to the same reason that affects our revenue above.  The income resulted primarily from the sale of raw jade from SheTai mine by the Company.

Income Tax Expense.  The income tax expense pertaining to continuing operations for the three and six months ended June 30, 2009 was $424,941 and $1,517,933, compared to $1,491,443 and $3,822,003 for the three and six months ended June 30, 2008, respectively, a decrease of $1,066,502, or 72%, and $2,304,070, or 60%, respectively.  This decrease is primarily due to the decrease in revenue.

Net Income From Continuing Operations.  The Company recorded Net Income from Continuing Operations of $360,278 and $2,809,323 during the three and six months ended June 30, 2009, respectively, compared to $2,977,872 and $8,996,516 recorded during the three months ended June 30, 2008, a decrease of $2,617,594, or 87%, and $6,187,193, or 69%, respectively. This decrease is primarily due to the decrease in our revenue as explained above.

Net Income.  The net income for the three and six months ended June 30, 2009 was $360,278 and $2,809,323, respectively, compared to $2,977,872and $64,415,882 for the three and six months ended June 30, 2008, a decrease of $2,617,597, or 88%, and $64,415,882, or 96%, respectively. This decrease is primarily due to the fact that net income from discontinued operations, totaling $55,419,366, was included in net income for the first quarter of 2008, which contributes 81% of the difference between the first quarter of 2009 and the first quarter of 2008.

Comprehensive Income.  The comprehensive income for the three and six months ended June 30, 2009 was $386,275 and $2,835,514, respectively, compared to $3,197,826 and $65,007,350 for the three and six months ended June 30, 2008, a decrease of $2,811,551, or 88%, and $62,171,836, or 96%, respectively.  This decrease is primarily due to the decrease in our revenue as explained above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, the Company's cash was $1,164 as compared to $68,956 as of June 30, 2008.

Cash Flow

	Six months ended June 30, 2009	Six months ended June 30, 2008
Net cash provided by operating activities	$2,170,868	$12,609,620
Net cash (used by) investing activities	$-	$(23,020,053)
Net cash provided by (used in) financing activities	$(2,264,851)	$10,000,000
Effect of exchange rate changes	$26,191	$591,468
Net (decrease) increase in cash and cash equivalents	$(67,792)	$181,035

During the six months ended June 30, 2009, the Company met its working capital and capital investment requirements by using operating cash flows. The Company is obligated to pay the remaining balance of $903,074 owed to former GHL shareholders in connection with the Merger Transaction on or before March 31, 2010, together with interest at the rate of 4% per year.

Net Cash Provided by Operating Activities

During the six months ended June 30, 2009, the Company had net cash flow from operating activities of $2,170,868, compared to $12,609,620 for the six months ended June 30, 2008, a $10,438,752 decrease, or 83%, primarily attributable to the decrease in net income from continuing operation.

Net Cash Provided (Used) by Investing Activities and Financing Activities

The Company used nil in its Investing Activities during the six months ending June 30, 2009, compared to $23,020,053 used in investing activities for the six months ended June 30, 2008.

The Chinese economy has experienced a slowing growth rate due to a number of factors, including the global economic crisis, the appreciation of the RMB and economic and monetary policies adopted by the Chinese government aimed at preventing overheating of the Chinese economy and inflation. This has had a negative impact on the commercial and residential construction markets and the high-end jewelry markets into which the Company sells raw jade. As demand has declined, our customers have been negatively affected which, in turn, has resulted in a slowdown in customer orders and the inability of the Company to obtain new customers in the second half of 2008, and the first half of 2009. The Company cannot predict how long the downturn in the Chinese economy will last, the continuing impact of the downturn on its business and operating results and the timing of any subsequent recovery.

The Company has continued to receive orders from, and make sales to, its existing customers through its quarter ended June 30, 2009. However, the Company has not obtained new customers since the second quarter ended June 30, 2008. Four of the Company's six customers have fulfilled their purchase obligations under their respective contracts with the Company. Two of the Company's customers remain obligated to purchase a total of 3,750 metric tons of raw jade, for a total purchase price of $11.5 million. However, as a result of the adverse impact of the downturn in the Chinese economy on these customers, the Company has informally agreed to extend the period in which the customers must fulfill their purchase obligations to a date to be mutually agreed upon in the future.

Due to the nature of the Company's business as a reseller and distributor of raw jade, principal components of the Company's overhead, such as salaries and lease obligations, are relatively low. Management presently anticipates that the Company's present cash on hand and cash expected to be generated from operating activities will, under current conditions, be sufficient to finance the Company's planned operations until December 31, 2009. Subsequent to that time, in the event that the Company does not obtain new customers or new orders from existing customers, the Company will not be able to meet its operating expenses with cash flow from operations. Under such circumstances, the Company would need to obtain additional debt or equity financing.]

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

Accounting Method.  The consolidated financial statements are prepared using the accrual method of accounting. The Company changed its fiscal year-end from July 31 to December 31 in fiscal year 2007.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Foreign Currency Translation.  The Company's functional currency is the Chinese Yuan Renminbi ("RMB"), and reporting currency is the United States Dollar. The financial statements of the Company are translated to United States Dollars in accordance with SFAS No.52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Transactions affecting the Company's revenue and expense accounts are translated using an average exchange rate during the period presented. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in RMB. Foreign Currency Translation Adjustments are included in Other Comprehensive Income and disclosed as a separate category of Stockholders' Equity.

Accounts Receivable and Notes Receivable.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management's assessment of the credit history with the customer and current relationships with them.

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

Inventories.  During 2007, raw materials and supplies are stated at the lower of cost (computed on an average cost basis) or market. Work-in-process and finished goods are stated at the lower of average cost or market. If required, the Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. This policy only applied to the Company's woodcarving business that was discontinued in early 2008.

Revenue Recognition.  The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Sales revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the price charged for products and the collectability of those fees. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Accounting for Stock-Based Compensation.  The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R. Share Based Payments ("SFAS 123R."). The Company uses the Black-Scholes option-pricing model, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the number of options for which vesting requirements will not be completed ("forfeitures"). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statement of operations.

Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  The sources of accounting principles that are generally accepted are categorized in descending order as follows:

-FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

-FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

-AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

-Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

e.	Determines whether a combination is a merger for an acquisition.
f.	Applies the carryover method in accounting for a merger.
g.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.
h.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

-The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

-The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

-The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140” (“SFAS No.166”). SFAS No.166 revises the derecognization provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Management of Jade Art Group does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS 167 "Amendments to FASB Interpretation No. 46(R)." SFAS No.167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Management of Jade Art Group does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle - a replacement of FASB Statement No. 162" ("SFAS No.168"). SFAS No.168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature.

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009. Management of  Jade Art Group does not expect the adoption of this pronouncement to have material impact on its financial statements.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control Over Financial Reporting

The Company's former independent registered public accounting firm advised the Company of the following material weakness in its financial reporting: lack of sufficient resources to identify and properly address technical SEC reporting issues.

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

A discussion of risk factors of the company is set forth in Part I, Item IA or the company's report on Form 10-K for the year ended December 31, 2008.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer*
32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer*
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JADE ART GROUP INC.

Date: August 14, 2009	/s/ Hua-Cai Song
Name: Hua-Cai Song Title: Chief Executive Officer

Date: August 14, 2009	/s/ Chen-Qing Luo
Name: Chen-Qing Luo Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer*
32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer*
*Filed herewith