Form 10-Q
period 2009-09-30
Jade Art Group Inc.
filed 2009-11-19
CIK 1370823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-137134

JADE ART GROUP INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-1021813 (IRS Employer Identification Number)

#35, Baita Zhong Road,
Yujiang County, Jiangxi Province, P.R. of China 335200
(Address of principal executive offices)
(Zip Code)

(646)-200-6328
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]        No [__]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes |_| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                                                                                             Accelerated filer |_|
Non-accelerated filer |_|                                                                                               Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]         No  [X]

As of November 17, 2009, 79,980,000 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

JADE ART GROUP INC.

INDEX

Part I - Financial Information
Page
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II - Other Information

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
JADE ART GROUP INC. AND SUBIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

ASSETS
	As of	As of
	September 30,	December 31,
	2009	2008

Current Assets:
Cash and cash equivalents	$4,340,016	$68,956
Accounts receivable -
Trade ($0 allowance for doubtful accounts in 2009 and 2008, respectively)	8,368,583	1,477,770
Other	34,991	19,014

Total accounts receivable	8,403,574	1,496,784

Total current assets	12,743,590	1,565,740

Property and Equipment:
Office furniture and equipment	6,526	6,526
Less: Accumulated depreciation	(1,515)	(584)

Net property and equipment	5,011	5,942

Other Assets
Distribution rights, net	63,826,820	65,978,151

Total other assets	63,826,820	65,978,151

Total Assets	$76,575,421	$67,549,833

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable	$-	$2,264,851
Accounts payable - Trade and accrued liabilities	1,025,914	622,208
Advance from customers	-	146,314
Taxes payable	3,085,819	1,268,617

Total current liabilities	4,111,733	4,301,990

Total liabilities	4,111,733	4,301,990

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 79,980,000 shares issued and outstanding in 2009,
and 2008, respectively	79,980	79,980
Additional paid-in capital	3,301,747	3,229,016
Statutory earnings reserve	2,008,152	2,008,152
Accumulated other comprehensive income	1,101,960	1,062,399
Retained earnings	65,971,849	56,868,296

Total stockholders' equity	72,463,688	63,247,843

Total Liabilities and Stockholders' Equity	$76,575,421	$67,549,833

The accompanying notes are an integral part of these consolidated financial statements.

JADE ART GROUP INC. AND SUBIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$10,667,585	$7,609,684	$17,592,611	$24,995,461

Cost of sales	1,486,437	1,360,228	3,436,507	4,160,214

Gross profit	9,181,148	6,249,456	14,156,104	20,835,247

Operating Expenses:
Selling, general and administrative expenses	531,484	629,184	1,174,353	2,185,771

Total operating expenses	531,484	629,184	1,174,353	2,185,771

Income From Continuing Operations	8,649,664	5,620,272	12,981,751	18,649,476

Other Income (Expense):
Interest income	3,578	132,087	4,165	132,087
Interest (expense) and other	-	(126,027)	(5,418)	(336,712)

Total other income (expense)	3,578	6,060	(1,253)	(204,625)

Income Before Income Taxes From Continuing Operations	8,653,242	5,626,332	12,980,498	18,444,851

Provision for Income Taxes	(2,359,012)	(1,664,686)	(3,876,945)	(5,486,689)

Net Income From Continuing Operations	6,294,230	3,961,646	9,103,553	12,958,162

Discontinued Operations, net of tax
Income from woodcarving operations, net of tax	-	-	-	96,751
Income from transfer of woodcarving
operations, net of tax	-	-	-	55,322,615

Net Income From Discontinued Operations	-	-	-	55,419,366

Net Income	6,294,230	3,961,646	9,103,553	68,377,528

Comprehensive Income
Foreign currency translation adjustment	13,370	222,485	39,561	813,953

Total Comprehensive Income	$6,307,600	$4,184,131	$9,143,114	$69,191,481

Earnings Per Common Share:
Earnings per common share - Basic
Income from continuing operations	$0.08	$0.05	$0.11	$0.16
Income from discontinued operations, net of tax	0.00	0.00	0.00	0.69

Net income	$0.08	$0.05	$0.11	$0.85

Earnings per common share - Diluted
Income from continuing operations	$0.08	$0.05	$0.11	$0.16
Income from discontinued operations, net of tax	0.00	0.00	0.00	0.68

Net income	$0.08	$0.05	$0.11	$0.84

Weighted Average Number of Common Shares
Outstanding - Basic	79,980,000	79,980,000	79,980,000	79,980,000

Weighted Average Number of Common Shares
Outstanding - Diluted	79,980,000	80,980,000	80,300,755	80,917,956

The accompanying notes are an integral part of these consolidated financial statements

JADE ART GROUP INC. AND SUBIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Operating Activities:
Net income from continuing operations	$9,103,553	$12,958,162
Adjustments to reconcile net income to net cash
provided by operating activities:
Net income from discontinued operations	-	55,419,366
Income on transfer of woodcarving operations	-	(55,322,615)
Depreciation and amortization	2,152,262	2,148,741
Valuation of warrants and options issued	72,731	762,362
Changes in net assets and liabilities-
Accounts receivable -
Trade	(6,890,813)	(7,682,699)
Other	(15,977)	(401,040)
Interest receivable	-	(132,087)
Prepaid expenses	-	32,256
Inventories	-	(95,631)
Accounts payable - Trade and accured liabilities	403,706	1,077,930
Other payables	-	321,602
Notes payable	(2,264,851)	-
Advances from customers	(146,314)	(59,191)
Taxes payable	1,817,202	2,397,910

Net Cash Provided by Operating Activities	4,231,499	11,425,066

Investing Activities:
Purchase of distribution rights	-	(8,774,808)
Notes receivable	-	(14,652,653)
Cash paid for notes receivable	-	1,443,966
Purchases of property and equipment	-	(33,353)

Net Cash (Used in) Investing Activities	-	(22,016,848)

Financing Activities:
Proceeds from loans from related party	-	3,000,000
Proceeds from notes payable	-	7,000,000

Net Cash Provided by Financing Activities	-	10,000,000

Effect of Exchange Rate Changes on Cash	39,561	813,953

Net Increase in Cash and Cash Equivalents	4,271,060	222,171

Cash and Cash Equivalents - Beginning of Period	68,956	301,203

Cash and Cash Equivalents - End of Period	$4,340,016	$523,374

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$5,418	$-

Income taxes	$4,623,068	$5,656,657

The accompanying notes are an integral part of these consolidated financial statements.

JADE ART GROUP INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Jade Art Group Inc. (the “Company” or "Jade Art"), was incorporated in the State of Nevada on September 30, 2005, under the name of Vella Productions, Inc. (“Vella”) and entered into an agreement and plan of merger (the "Merger Agreement") on October 1, 2007, with its wholly owned subsidiary, VELLA Merger Sub, Inc., and each of Guoxi Holding Limited ("GHL"), Hua-Cai Song, Fu-Lan Chen, Mei-Ling Chen, Chen-Qing Luo, Mei-Qing Zhang, Song-Mao Cai, Shenzhen Hua Yin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Sure Believe Enterprises Limited, Think Big Trading Limited, Huge Step Enterprises Limited and Billion Hero Investments Limited.

Pursuant to the Merger Agreement, GHL merged with VELLA Merger Sub, Inc, with GHL as the surviving entity. GHL has an operating subsidiary, Jiangxi XiDa (formerly known as Jiangxi Xi Cheong Lacquer, Inc.) (the “Merger Transaction”). Jiangxi XiDa was incorporated under the laws of the People’s Republic of China ("PRC") on December 4, 2006. JiangXi XiDa is located in Yujiang, Jiangxi Province. Jiangxi XiDa then was engaged in the production of traditional art products, including religious woodcut lacquer, woodcut decorated furniture and woodcut decorations used in buildings and for display. As a result of the Merger Transaction, GHL became a wholly-owned subsidiary of the Company, which, in turn, made the Company the indirect owner of Jiangxi XiDa. Under the Merger Agreement, in exchange of surrendering their shares in GHL, the GHL shareholders received an aggregate of (i) 206,700,000 (68,900,000 before forward split) newly-issued shares of the Company's common stock, par value $.001 per share (the "Common Stock") and (ii) $14,334,500, in the form of promissory notes. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  Thus, the share exchange is equivalent to the issuance of stock by GHL for the net monetary assets of Vella Productions, Inc. Based on the consent of the Jade Art Group’s Board and all the GHL shareholders, the promissory notes are due to be paid on or before June 30, 2009.  As of June 30, 2009, the Company had paid $14,334,500 towards the notes.

Consideration, including participation in the promissory notes, was distributed pro ratably among the GHL shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction.

The acquisition has been accounted for as a reverse merger and recapitalization and, accordingly, the accompanying consolidated financial statements represent the historical operations of Jiangxi XiDa and the capital structure of the former Vella Productions, Inc.

On November 8, 2007, the Company amended and restated its Articles of Incorporation to reflect Jade Art Group, Inc. as its new corporate name. On January 11, 2008, the Company formed a new wholly owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited (“STJ”), to engage in the processing and sale of jadeite and jade.

On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the Agreement, XiKai Mining commited to sell to the Company 90% of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, PRC, for a period of 50 years (the “Exclusive Rights”). In exchange for these Exclusive Rights, the Company agreed to pay RMB 60 million (approximately $8.8 million) by March 31, 2009 to XiKai Mining and, to transfer to XiKai Mining 100% of our ownership interest in all of the Company’s woodcarving operations, which were contained in Jiangxi XiDa. This transfer of Jiangxi XiDa was made on February 20, 2008.

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

The Company’s approved scope of business operations includes the production and sale of jade and related products. For the period ended September 30, 2009, the principal activity of the Company was the distribution of raw jade.

JADE ART GROUP INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

   Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements of the Company as of September 30, 2009, and December 31, 2008, and for the three months and nine months ended September 30, 2009, and 2008, are unaudited.  However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Jade Art’s consolidated financial position as of September 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three and nine months ended September 30, 2009, and 2008.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

     Accounting Method

The consolidated financial statements are prepared using the accrual method of accounting. The Company changed its fiscal year-end from July 31 to December 31 in fiscal year 2007.

    Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation.

   Cash and Cash Equivalents

For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

    Foreign Currency Translation

The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”), and reporting currency is the United States Dollar. The financial statements of the Company are translated to United States Dollars in accordance with SFAS No.52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Transactions affecting the Company’s revenue and expense accounts are translated using an average exchange rate during the period presented.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in RMB. Foreign currency translation adjustments are included in other comprehensive Income and disclosed as a separate category of Stockholders’ Equity.

    Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history with the customer and current relationships with them.

The Company makes provision for bad debts based on an assessment of the recoverability of accounts receivable. Specific provisions are applied to related-party receivables and third-party receivables where events or changes in circumstances indicate that the balances may not be collectible. However, due to the Company’s experience in the sale and distribution of raw jade in 2009, and the nature of the Company’s business, management did not expect any uncollectible receivables.  As of September 30, 2009, and December 31, 2008, there was no allowance for doubtful accounts recorded.

JADE ART GROUP INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

   Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  Sales revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the price charged for products and the collectibility of those fees.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.  Advances from customers as of September 30, 2009, and December 31, 2008, were $0 and $146,314, respectively. Returns are not permitted after the customer accepts the product.

   Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2009, and December 31, 2008, respectively.

   Earnings per share

Basic earning per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

   Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R. Share Based Payments (“SFAS 123R.”).  The Company uses the Black-Scholes option-pricing model, which involves certain subjective assumptions.  These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the number of options for which vesting requirements will not be completed.  Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amounts recognized on the consolidated statements of operations and comprehensive income.

JADE ART GROUP INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

   Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Jade Art records an impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

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

Foreign operations of the Company are governed by the Income Tax Laws of the PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is imposed at a statutory rate of 25 percent

   Concentration of Risk

Foreign Operations: All of the Company’s operations and operational assets are located in the PRC. The Company may be adversely affected by possible political or economic instability in the PRC. The effect of these factors cannot be accurately predicted.

Cash: The Company’s cash accounts are held in foreign bank accounts which are not insured by the FDIC.  At September 30, 2009, and December 31, 2008, the Company’s cash balance, net of outstanding checks, in its foreign bank accounts were $4,340,016 and $68,956, respectively.

   Major Customers

For the nine months ended September 30, 2009, the Company had four major customers that generated sales totaling $14,953,719 or 85% of its total revenues.  As of September 30, 2009, the receivable balance from these customers was $7,079,578 or 85% of the Company’s accounts receivable.  All of the Company’s revenue is derived from sources within the PRC. The sales from major customers were as follows:

	For the nine months ended September 30,
Customers	2009	2008
A	22%	24%
B	21%	21%
C	21%	21%
D	21%	21%

JADE ART GROUP INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

   Major Suppliers

For the nine months ended September 30, 2009, the Company had one major supplier of raw jade, XiKai Mining, from which the Company purchased 100% of its raw jade. The total purchase price of raw jade purchased during the nine months period ended September 30, 2009, and 2008, from this supplier was $3,436,507 and $4,160,214, respectively. As of September 30, 2009, the accounts payable due to this vendor was $0. If there were any interruptions of this source of supply, the Company would have to cease operations until an alternative source of supply could be found.

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

(2)           Discontinued Operations

As discussed in Note 1, on January 18, 2008, the Company announced that it would transfer 100% of its ownership interest in Jiangxi XiDa and pay approximately $8.8 million to XiKai Mining, and in return it would receive the Exclusive Rights to purchase 90% of the raw jade produced by XiKai Mining’s SheTai jade mine at a predetermined price. The Company commenced its purchasing and subsequent resale of  raw jade in late January 2008.  Jiangxi XiDa held all of the Company’s woodcarving operations, which constituted all of the Company’s previous business operations. The results of operations for the woodcarving business and the gain resulting from the transfer are presented in the Company’s Consolidated Statements of Operations as Discontinued Operations.

Accounting Principles Board Opinion No. 29, “Accounting for Non-monetary Transactions” (“APB 29”), requires that the cost of a non-monetary asset acquired in exchange for another non-monetary asset be the fair value of the asset surrendered to acquire it and that a gain or loss be recognized as a result of the exchange.  The Company’s woodcarving business was appraised at RMB 430,035,000 (then equivalent to approximately $60,400,000). The value of the exclusive jade distribution rights were determined as follows:

Fair value of Jiangxi XiDa wood carving (RMB 430,035,000)	$60,390,543
Cash consideration (RMB 60,000,000)	8,778,861
Foreign currency translation	(352,962)
$68,816,442

The Exchange Agreement between the two companies was entered into in January 2008, however, the cash portion of the agreement was not paid until March 2008.  As such, the exchange rate had fluctuated during that time period.  Therefore, the Company adjusted the amount by $352,962.  The value allocated to the Exclusive Distribution Rights acquired in the exchange was $68,816,442 which is amortized on a straight-line basis over 25 years.

The net gain on the transfer of the Company’s woodcarving business was $55,322,615 after the deduction of the carrying value of the net assets of that business. The exchange of the assets and liabilities of Jiangxi XiDa, and the resulting gain on discontinued operations is as follows:

Fair value of Jiangxi XiDa wood carving (RMB 430,035,000)		$60,390,543
Total assets of Jiangxi XiDa	(5,151,444)
Total liabilities of Jiangxi XiDa	83,516
		(5,067,928)
Realized gain from the exchange of discontinued operations		$55,322,615

The following table summarizes the operating results of the discontinued operations for Jiangxi XiDa for the nine months ended September 30, 2009, and the period January 1, 2008, through February 20, 2008, respectively.

	September 30,	February 20,
	2009	2008
Revenue	$-	$615,930
Operating expenses	-	(519,179)
Income from discontinued operations, Net of tax	$-	$96,751

JADE ART GROUP INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(3)           Notes Payable

Pursuant to the Merger Agreement, the operating company, GHL’s subsidiary, agreed to pay its shareholders in the amount of $14,334,500, in the form of promissory notes.  As of December 31, 2008, the Company had paid $12,069,649 towards the notes. Subsequently, the Company and the GHL shareholders agreed to defer payment of these notes until June 30, 2009. As of June 30, 2009, the Company had paid off the notes.

(4)           Intangible Assets

Jade Distribution Rights

The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification.   For intangible assets with a definite life classification, the Company amortizes the asset over its useful or economic life, whichever is shorter.  At least quarterly, the Company performs an analysis of impairment of the definite life intangible assets.  In performing this assessment, management considers current market analysis and appraisal of the asset, along with estimates of future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.  If the Company determines that the asset has been impaired, a charge to the Company’s statements of operations is recorded. At September 30, 2009, and December 31, 2008, the Company determined that there was no impairment to the intangible assets.

As discussed in Note 2, the Company transferred its woodcarving operations and agreed to pay RMB 60 million (approximately $8.8 million) to XiKai Mining. In return, the Company received the Exclusive Distribution Rights to purchase 90% of the raw jade produced by XiKai’s SheTai mine at a fixed price for 5 years, subject to adjustment every 5 years thereafter. The woodcarving operations were assessed as having a fair value of $60,400,000 at the time of the exchange agreement. The assessed value plus the cash payment (approximately $8.8 million) is the basis of the exclusive distribution rights.

Intangible assets consisted of the following as of September 30, 2009, and December 31, 2008:

	September 30,	December 31,
	2009	2008
Exclusive Jade Distribution rights	$68,816,442	$68,816,442
Less: Accumulated amortization	(4,989,622)	(2,838,291)
Net Exclusive Jade Distribution Rights	$63,826,820	$65,978,151

The Company has elected to amortize the exclusive jade distribution rights using straight-line basis over an economic useful life of 25 years.

JADE ART GROUP INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Amortization expense on the intangible asset has been included in Cost of Sales as it represents a component of the cost of the jade product acquired by the Company. The amortization expense was $2,151,331, and $2,121,300 for the nine months ended September 30, 2009, and 2008, respectively.

Further amortization of these costs is as follows:

Five Year Disclosure

2009	717,110
2010	2,868,441
2011	2,868,441
2012	2,868,441
2013	2,868,441
Thereafter	51,635,946
63,826,820

(5)           Commitments and Contingencies

   Employee Benefits

As required under certain relevant PRC laws, the Company participates in the following employee benefits plans: (i) medical insurance plan; (ii) unemployment insurance plan, and (iii) state pension plan, all of which are organized by PRC municipal and provincial governments (collectively, the “General Employee Benefits”).  The Company is required to contribute a fixed percentage of payroll costs to the General Employee Benefits scheme to fund the benefits.  The only obligation of the Company with respect to the plan is to make the specified contributions. The Company’s contributions to the plan for the nine months ended September 30, 2009, and 2008, were $10,365 and $10,032, respectively.

   Lease Agreement

On December 10, 2007, the Company entered into a lease agreement with GuoXi Group located at Yujiang City of Jiangxi Province in the PRC for administrative operations. The lease has a term of two years and requires monthly payments of RMB 20,000 (approximately $2,927). Future minimum lease payments are as follows:

Year	Amount
2009	$2,927

Rent expense for the nine months ended September 30, 2009, and 2008 was $26,342 and $26,244 respectively. The rent expense was for the office space relating to manage the operations of the jade distribution business.

(6)           Statutory Earnings Reserve

As stipulated by the Company Law of the PRC, net income after taxes can only be distributed as dividends after appropriation has been made for the following: (i) making up cumulative prior years’ losses, if any; (ii) allocations to the “reserve fund” of at least 10% of income after taxes, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; and (iii) allocations to the “enterprise expansion fund” and “ Staff and worker’s bonus and welfare fund” of at least 10% and 5%,respectively, if approved in the stockholders’ general meeting. This regulation was included in the articles of incorporation when the Company was formed and applied by the Company.  As of September 30, 2009, and December 31, 2008, the total reserves of $2,008,152 and $2,008,152 were distributed, respectively.

(7)           Common Stock

The Company has one class of stock.  The Company has voting common stock of 500,000,000 shares authorized, with 79,980,000 shares issued and outstanding.  Dividends relating to the Merger Transaction of $2,264,851 and $12,069,649 were paid during the periods ended September 30, 2009, and December 31, 2008, respectively.  No dividends were declared during the period ended September 30, 2009.

JADE ART GROUP INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

On April 28, 2008, the Company announced that its Board of Directors authorized a one-for-three reverse stock split of its outstanding common stock.  The reverse stock split was approved by a majority of the Company’s shareholders. The Company’s Board of Directors established May 15, 2008, as the effective date for the reverse stock split. The effect of the reverse split has been retroactively applied to all prior stock transactions of the Company.

(8)           Common Stock Warrants and Options

   Warrants

On January 17, 2008, the Company granted warrants to purchase 1,000,000 shares of the Company’s common stock at a price of $1.08 to its investor relations firm pursuant to a consulting agreement which the Company entered into with this firm.  Neither the exercise price per share of the warrants, nor the number of shares for which the warrants are exercisable, were affected by the Company’s one-for-three reverse stock split in May 2008. These warrants can be exercised over a three year period. The consulting expense for these services is recognized on a straight-line basis over the one year period of the related consulting contract. The Company estimated the fair value of warrants using the Black-Scholes pricing model and recorded the compensation expenses ratably over the warrants’ vesting period.

The fair value of each warrant granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

	2009	2008
Five Year Risk Free Interest Rate	2.46%	2.46%
Dividend Yield	0.00%	0.00%
Volatility	314%	314%
Average Expected Term (Years to Exercise)	3	3

A summary of the status of warrants granted as of September 30, 2009 is as follows:

	For The Period Ended September 30, 2009
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	-	-
Granted	1,000,000	$1.08
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2008	1,000,000	$1.08
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2009	1,000,000	$1.08

Exercisable at September 30, 2009	1,000,000	$1.08
Exercisable at December 31, 2008	1,000,000	$1.08

JADE ART GROUP INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

A summary of the status of warrants outstanding as of September 30, 2009, was presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Life years	Weighted Average Exercise Price	Number exercisable	Weighted Average Exercise Price
$ 1.08	1,000,000	2.04	$ 1.08	1,000,000	$ 1.08

The weighted average grant date fair value of warrants granted during the period ended September 30, 2009, was $3.03 post reverse spilt.  The fair value of warrants vested during the nine months ended September 30, 2009, totaled $43,982.

Options

On April 15, 2008, the Company granted to Mr. Khaleel, a member of the Company’sBoard of Directors, nonqualified stock options to purchase up to 100,000 shares (33,333 post reverse split) of the Company’s common stock (the “Option Shares”), exercisable at a price of $1.15 per share ($3.45 per share post reverse split) (a price equal to the closing price per share of the Company’s common stock on April 15, 2008, as reported by the Over-the-Counter Bulletin Board). Options to purchase one third of the Option Shares were exercisable immediately; options to purchase an additional one third of the Option Shares may be exercised commencing April 15, 2009, and options to purchase the remaining one third of the Option Shares may be exercised commencing April 15, 2010.  All outstanding and unexercised options shall expire on the date that Mr. Khaleel is no longer serving as a member of the Board of Directors of the Company or otherwise engaged by the Company to provide services to the Company. Subject to the foregoing, the options may be exercised until April 15, 2018, at which time any such options that have not been exercised shall automatically expire.

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

	September 30, 2009	September 30, 2008
Five Year Risk Free Interest Rate	3%	-
Dividend Yield	0.00%	-
Volatility	248%	-
Average Expected Term (Years to Exercise)	10	-

A summary of the status of options granted as of September 30, 2009 is as follows:

	For The Period Ended September 30, 2009
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	-	-
Granted	33,333	$3.45
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2008	33,333	$3.45
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2009	33,333	$3.45

Exercisable at September 30, 2009	11,111	$3.45
Exercisable at December 31, 2008	11,111	$3.45

JADE ART GROUP INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

A summary of the status of options outstanding as of September 30, 2009, is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Exercise Price
$ 3.45	33,333	9.375	$ 3.45	11,111	$ 3.45

The aggregate intrinsic value of stock options outstanding and exercisable as of September 30, 2009, totaled $0.  The weighted average grant date fair value of options granted during the nine months ended September 30, 2009, was $3.42 post reverse split.  The fair value of options vested during the period ended September 30, 2009, totaled $94,227.

(9)           Income Tax

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

Components of deferred tax assets as of September 30, 2009 and December 31, 2008 respectively were as follows:

	September 30,	December 31,
	2009	2008
Net operating loss carry forward	$-	$-
Valuation allowance	-	-
Net deferred tax asset	$-	$-

The components of current income tax expense as of September 30, 2009, and September 30, 2008, respectively were as follows:

	September 30, 2009	September 30, 2008

Domestic - Current	$-	$-
Foreign – Current	3,876,945	5,486,689
Domestic – Defend	-	-
Foreign – Defend	-	-
Income tax expense	$3,876,945	$5,486,689

JADE ART GROUP INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Because all of the Company’s operations are conducted by a subsidiary in the PRC, the income tax provision is not applicable to U.S. taxation.

The following is a reconciliation of the provision for income taxes at the prevailing PRC income tax rate to the income taxes reflected in the statement of operations:

	Nine months ended September 30,2009	Nine months ended September 30,2008

Tax expense at statutory PRC rate	25%	25%

Effect of non-deductible items	5%	5%

Tax expense at actual rate	30%	30%

Due to uncertainty of the deductibility of consulting and professional expense and other general and administrative expenses incurred during the nine months ended September 30, 2009, and 2008, the tax provision did not assume that this expense would be deductible. The total income tax expense was $3,876,945 and $5,486,689 for the nine months ended September 30, 2009, and September 30, 2008, respectively.

(10)           Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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

JADE ART GROUP INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of Jade Art does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement No. 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides:

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

JADE ART GROUP INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 revises the de-reorganization provision of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

 This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 167, "Amendments to FASB Interpretation No. 46(R)" (“SFAS No. 167”).  SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

The Company had sales revenue of $10,667,585 during the quarter ended September 30, 2009. These sales resulted from orders for raw jade received by the Company from existing customers in 2008. As more fully described below, because of the downturn in the Chinese economy, the Company did not acquire any new customers or enter into any new contracts with existing customers during the first nine months of 2009.

Results of Operations

The following table presents certain information, relating solely to our continuing operations, derived from the consolidated statements of operations of the Company for the three and nine months ended September 30, 2009.

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Revenues	$10,667,585	$17,592,611
Cost of Sales	$1,486,437	$3,436,507
Gross Profit	$9,181,148	$14,156,104
Selling, General and Administrative Expenses	$531,484	$1,174,353
Income from Operations	$8,649,664	$12,981,751
Interest Income (Expense)	$3,578	$(1,253)
Income from Continuing Operations before Taxes	$8,653,242	$12,980,498
Income Tax Expense	$(2,359,012)	$(3,876,945)
Net Income from Continuing Operations	$6,294,230	$9,103,553
Net Income	$6,294,230	$9,103,553

Revenue.  Subsequent to the acquisition of the Exclusive Rights pursuant to the Exchange Agreement, The Company's sales revenue has been derived solely from the sale of raw jade. The revenue from the sale of raw jade was $10,667,585 and $17,592,611 for the three and nine months ended September 30, 2009, respectively, compared to $7,609,684 and $24,995,461 for the three and nine months ended September 30, 2008, an increase of $3,057,901, or 40%, and a decrease of $7,402,850, or 30% respectively. The increase in revenue resulted from an increase in orders of raw jade received by the Company from our customers due to better economic environment and the new sales policy of our company. Having experienced a slowing growth rate, Chinese economy is recovering and showing great improvement. This has a positive impact on the commercial and residential construction markets and the high-end jewelry market into which the company sells raw jade. The new sales policy, reduction on the rate of sales advances on new orders from 30% to 10%, is another factor that contributes improving the revenue.

Cost of Sales.  The cost of sales was $1,486,437 and $3,436,507 during the three months and nine months ended September 30, 2009, respectively, compared to $1,360,228 and $4,160,214 during the three and nine months ended September 30, 2008, an increase of $126,209, or 9%, and a decrease of $723,707, or 17%, respectively.  The increase is primarily due to the increase in sales in the third quarter of 2009.

Gross Profit.  The resulting gross profit for the three and nine months ended September 30, 2009 was $9,181,148 and $14,156,104, respectively, which represented approximately 86% and 81% of revenue, respectively, compared to $6,249,456 and $20,835,247 for the three and nine months ended September 30, 2008, which represented approximately 82% and 83% of revenue, respectively. The increase of the percentage of gross profit to revenue in the three months ended September 30, 2009 is primarily due to the increase in sales in the nine months of 2009.

Selling, General and Administrative Expenses.  Selling, General and Administrative Expenses (SG&A) were $531,484 and $1,174,353 for the three and nine months ended September 30, 2009, respectively, compared to $629,184 and $2,185,771 for the three and nine months ended September 30, 2008, a decrease of $97,700, or 16%, and $1,011,418, or 46%, respectively. The decrease in SG&A was mainly due to the decrease in the Company's normal operational activities, especially the US operation.

Income Before Taxes From Continuing Operations.  Income before taxes from continuing operations was $8,653,242 and $12,980,498 for the three and nine months ended September 30, 2009, respectively, compared to $5,626,332 and $18,444,851 for the three and nine months ended September 30, 2008, an increase of $3,026,910, or 54%, and a decrease of $5,464,353, or 30%, respectively.  The increase of the third quarter ended September 30, 2009 is primarily due to the same reason that affects our revenue above.  The income resulted primarily from the sale of raw jade from SheTai mine by the Company.

Income Tax Expense.  The income tax expense pertaining to continuing operations for the three and nine months ended September 30, 2009 was $2,359,012 and $3,876,945, compared to $1,664,686 and $5,486,689 for the three and nine months ended September 30, 2008, respectively, an increase of $694,326, or 42%, and a decrease of $1,639,744, or 30%, respectively.  The increase of the third quarter ended September 30, 2009 is primarily due to the increase in revenue.

Net Income From Continuing Operations.  The Company recorded Net Income from Continuing Operations of $6,294,230 and $9,103,553 during the three and nine months ended September 30, 2009, respectively, compared to $3,961,646 and $12,958,162 recorded during the three months ended September 30, 2008, an increase of $2,332,584, or 59%, and a decrease of $3,854,609, or 30%, respectively. This increase of the third quarter ended September 30, 2009 is primarily due to the increase in our revenue as explained above.

Net Income.  The net income for the three and nine months ended September 30, 2009 was $6,294,230 and $9,103,553, respectively, compared to $3,961,646 and $68,377,528 for the three and nine months ended September 30, 2008, an increase of $2,332,584, or 59%, and a decrease of $59,273,975, or 96%, respectively. This increase of the third quarter ended September 30, 2009 is primarily due to the increase in our revenue as explained above; and the huge discrepancy for the nine months ended September 30, 2009 is the fact that net income from discontinued operations, totaling $55,419,366, was included in net income for the first quarter of 2008, which contributes 93% of the difference.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, the Company's cash was $4,340,016 as compared to $523,374 as of September 30, 2008.

Cash Flow

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Net cash provided by operating activities	$4,231,499	$11,425,066
Net cash (used by) investing activities	-	$(22,016,848)
Net cash provided (used) by financing activities	-	$10,000,000
Effect of exchange rate changes	$39,561	$813,953
Net cash inflow	$4,271,060	$222,171

During the nine months ended September 30, 2009, the Company met its working capital and capital investment requirements by using operating cash flows. The Company is obligated to pay the remaining balance of $903,074 owed to former GHL shareholders in connection with the Merger Transaction on or before March 31, 2010, together with interest at the rate of 4% per year.

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2009, the Company had net cash flow from operating activities of $4,231,499, compared to $11,425,066 for the nine months ended September 30, 2008, a $7,193,567 decrease, or 63%, primarily attributable to the decrease in net income from continuing operation and advances from our customers.

Net Cash Provided (Used in) Investing Activities and Financing Activities

The Company used $0.00 in its Investing Activities during the nine months ended September 30, 2009, compared to $22,016,848 used in investing activities for the nine months ended September 30, 2008.

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

The Company has continued to receive orders from, and make sales to, its existing customers through its quarter ended September 30, 2009. However, the Company has not obtained new customers since the second quarter ended June 30, 2008. Four of the Company's nine customers have fulfilled their purchase obligations under their respective contracts with the Company. Two of the Company's customers remain obligated to purchase a total of 3,750 metric tons of raw jade, for a total purchase price of $11.5 million. However, as a result of the adverse impact of the downturn in the Chinese economy on these customers, the Company has informally agreed to extend the period in which the customers must fulfill their purchase obligations to a date to be mutually agreed upon in the future.

Due to the nature of the Company's business as a reseller and distributor of raw jade, principal components of the Company's overhead, such as salaries and lease obligations, are relatively low. Management presently anticipates that the Company's present cash on hand and cash expected to be generated from operating activities will, under current conditions, be sufficient to finance the Company's planned operations until December 31, 2010.   Subsequent to that time, in the event that the Company does not obtain new customers or new orders from existing customers, the Company will not be able to meet its operating expenses with cash flow from operations. Under such circumstances, the Company would need to obtain additional debt or equity financing.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements. Certain accounting estimates are particularly important to the understanding of the Company's financial position and results of operations and require the application of significant judgment by the Company's management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. The Company's management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical operations, future business plans and projected financial results, the terms of existing contracts, the observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The following discusses the Company's critical accounting policies and estimates.

Accounting Method.  The consolidated financial statements are prepared using the accrual method of accounting. The Company changed its fiscal year-end from July 31 to December 31 in fiscal year 2007.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation.

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

Inventories.  During 2007, raw materials and supplies were stated at the lower of cost (computed on an average cost basis) or market. Work-in-process and finished goods were stated at the lower of average cost or market. If required, the Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand. This policy only applied to the Company's woodcarving business that was discontinued in early 2008.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

•	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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

•
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

•	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

•
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

•
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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

e.	Determines whether a combination is a merger or an acquisition.
f.	Applies the carryover method in accounting for a merger.
g.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.
h.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

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

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

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

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of Jade Art Group does not expect the adoption of this pronouncement to have material impact on its financial statements.

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

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The management of Jade Art Group does not expect the adoption of this pronouncement to have material impact on its financial statements.

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

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009. The management of  Jade Art Group does not expect the adoption of this pronouncement to have material impact on its financial statements.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JADE ART GROUP INC.

Date: November 18, 2009	/s/ Hua-Cai Song
Hua-Cai Song Chief Executive Officer

Date: November 18, 2009	/s/ Chen-Qing Luo
Chen-Qing Luo Chief Financial Officer