Form 10-K
period 2009-12-31
Jade Art Group Inc.
filed 2010-05-17
CIK 1370823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2009

☐    Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to_______

Commission File No. 000-20936

Jade Art Group Inc.
(Exact name of Registrant as specified in its charter)

Nevada	71-1021813
(State or other jurisdiction of incorporation or organization)	(IRS Employer
Identification Number)

#35, Baita Zhong Road,
Yujiang County, Jiangxi Province, P.R. of China 335200
(Address of principal executive offices)
(Zip Code)

+86-701-5881082
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐        No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐        No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒              No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐         Non-Accelerated Filer ☐         Accelerated Filer ☐         Smaller Reporting Company  ☒

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No  ☒

As of June 30, 2009, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $18,126,948 . Shares of the Registrant’s common stock held by each executive officer and Director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 79,980,000 shares of the Registrant’s common stock outstanding as of May 13, 2010.

JADE ART GROUP INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2009

PART I

Item 1. Business.

Introduction

Jade Art Group Inc. (formerly Vella Productions, Inc.) ("the Company") is a seller and distributor in China of raw jade, ranging in uses from decorative construction material for both the commercial and residential markets to high-end jewelry. For more than 30 years, the Company's business consisted of manufacturing and selling hand and machine-carved wood products, such as furniture, architectural accents and Buddhist figurines in China. Commencing in 2007, we experienced a reduction of revenue from our woodcarving business, largely due to increased competition. As a result, we decided to dispose of our wood products business and to enter the business of raw jade sales and distribution, which management believed presented a better long-term growth potential. On January 11, 2008, we formed a new wholly owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited, to engage in the sale and distribution of raw jade throughout China. Our goal is to meet China's increasing demand for jade and to eventually vertically integrate our raw jade distribution activities with jade processing, carving, polishing and, at a later date, retail sales.

The Company currently operates in one segment.

Our Corporate History

The financial statements presented are those of the Company which was incorporated under the laws of the State of Nevada on September 30, 2005.

On October 1, 2007, Vella Productions Inc., the former Registrant, entered into an agreement and plan of merger with its wholly owned subsidiary, VLLA Merger Sub, Inc., and each of Guoxi Holding Limited ("GHL"), Hua-Cai Song, Fu-Lan Chen, Mei-Ling Chen, Chen-Qing Luo, Mei-Qing Zhang, Song-Mao Cai, Shenzhen Hua Yin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Sure Believe Enterprises Limited, Think Big Trading Limited, Huge Step Enterprises Limited and Billion Hero Investments Limited (the "Merger Agreement"). Pursuant to the Merger Agreement, GHL merged with VLLA Merger Sub, Inc, with GHL as the surviving entity. As a result of the Merger Transaction, GHL became a wholly owned subsidiary of the Company, which, in turn, made the Company the indirect owner of the operating company subsidiary of GHL, Jiangxi XiDa (formerly known as Jiangxi Xi Cheong Lacquer, Inc.). Under the Merger Agreement, in exchange of surrendering their shares in GHL, the GHL Shareholders received an aggregate of (i) 68,900,000 newly-issued shares of the Company's common stock, par value $0.001 per share (the "Common Stock") and (ii) $14,334,500, in the form of promissory notes payable on or before the first year anniversary of the Merger Transaction. Consideration was to be distributed pro ratably among the GHL Shareholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction.

The acquisition has been accounted for as a reverse merger and recapitalization and, accordingly, the financial statements in this Annual Report represent the historical operations of Jiangxi XiDa, and the capital structure of the former Vella Productions, Inc.

On November 8, 2007, the Company amended and restated its articles of incorporation to reflect Jade Art Group Inc. with its new corporate name and, in early 2008, commenced operations as a distributor and seller of raw jade sourced from the SheTai Jade Mine owned by Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining") as a result of entering into an Exclusive Distribution Rights Agreement with XiKai Mining.

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

XiKai Mining is the Company's sole source for raw jade. Under the Exchange Agreement, the price for the raw jade material has been set for the first five years at RMB 2,000 (approximately $290) per metric ton, and is subsequently subject to renegotiation every five years with adjustments not to exceed 10%.  A chart summarizing the material terms of the Exchange Agreement is set forth below:

Parties to the Agreement:	(a) GHL and its wholly owned subsidiary Jiangxi SheTai Jade Industrial Co., Ltd. ("STJ")
(b) XiKai Mining

Exclusive Commitment:	XiKai Mining committed to sell to the Company up to 90% of the raw jade material produced from the SheTai Jade mine

Term of Agreement:            50 years

Cost of Agreement:
The Company agreed to pay to XiKai Mining RMB 60 million (approximately $8.8 million on the date of the agreement) by March 31, 2009. This amount was paid on March 1, 2008. The Company also agreed to transfer to XiKai Mining 100% ownership of the wholly owned Jiangxi XiDa Wooden Carving Lacquerware Co., Ltd. The transfer was completed on February 20, 2008.

Commitment to Purchase:	If the Company so requests, XiKai Mining committed to provide 40,000 tons of annual jade production.

Minimum Obligation	The Company is not obligated to purchase any specified amount of jade.

Average Cost / Ton:
The Company's average cost will not exceed RMB 2,000 per ton (approximately $290 on the date of the Exchange Agreement). This cost will be renegotiated every five years with a maximum increase, in any, of 10% on each adjustment.

Failure to Perform:	XiKai Mining must pay to the Company RMB 18,000 (approximately $2,630 at the date of the Exchange Agreement) for each ton below 40,000 ordered by the Company but not delivered.

Miscellaneous Terms:
XiKai Mining may not sell the remaining 10% of SheTai output at less than the agreed upon price with the Company. The Exchange Agreement may only be terminated by the consent of the Company and XiKai. The agreement is subject to the laws of the People's Republic of China ("PRC"), where any dispute will be resolved through arbitration.

Jade From the SheTai Mine

The SheTai Jade mine commenced operation in 2002 and is estimated to have an annual operating capacity of approximately 25,000 tons as of December 31, 2009. It is believed to be one of the largest jade reserves in China. According to a survey report issued by the Inner Mongolia Geological Institution, the mine has proven and probable reserves of approximately six million tons. The SheTai Jade mine's reserves include some of the oldest (formed approximately 1.8 billion - 2.4 billion years ago) jade found in China and are considered to be of high quality in terms of rigidity and relative size of its pieces.

There are two types of jade: nephrite and jadeite. Jadeite's rarity, higher degree of hardness and vivid colors, has made it better known and more expensive than nephrite. The SheTai Jade mine, in the mountain ranges of Inner Mongolia, China, contains the jadeite variety of jade. The jade from the SheTai mine is stainless, non-corrosive, non-weathering and does not fade. In addition, SheTai Jade is abrasion resistant, smooth and highly reflective. Observers have stated that the green is pure and the gems are translucent, with a glassy luster. SheTai Jade is as hard as quartz, with a degree of hardness between 7.1 and 7.3 on the Mohs scale, which is higher than that of most jade. As a result of such characteristics, SheTai Jade has a broad spectrum of applications, ranging from commercial and residential construction and decorative jade artwork to intricately carved jade jewelry.

SheTai Jade Mine is located in Inner Mongolia, China's northern border autonomous region.

Uses for SheTai Jade

Jade has varied applications, ranging from jewelry to construction and furniture manufacturing.  Asians and, predominantly, the Chinese have a long history of jade usage in jewelry and craftwork. The Chinese tradition of using jade and the belief that jade protects its owners from evil has made it a popular stone. Thus, jade is valued as a commodity, and also as a good luck charm for its owner.

Our jade has a wide range of applications due to its unique characteristics, broadening the potential customer base of the Company. Raw jade has the following four major applications:

◆	As construction material such as tiles, mosaic, and cobblestone;

◆	In making sculptures and large-scale statues like Buddha figures, garden architecture, political leaders and corporate founder statues;

◆	In furniture and home furnishings such as lamps, countertops and kitchenware;

◆
In jewelry items. In spite of jewelry being the most recognized use of jade, the volume demanded in this segment is not substantial compared to potential commercial applications. The quantity required in jewelry markets is also highly cyclical.

Raw jade, which is used in furniture and construction materials, costs around $3 per kilogram, while the purest form, used most commonly in jewelry after considerable processing, has prices ranging up to $85-$100 per gram. The stone's pricing is mainly dependent on factors like purity, color, hardness, clarity and rarity of particular genres of the stone.

The Company is promoting the usage of its SheTai brand jade in the construction of high-end hotels, temples, restaurants, government and corporate buildings as well as in home decor. The Company is also positioning SheTai Jade as an alternative for marble and granite.

Customers of the Company

           We commenced the distribution and sale of raw jade in February 2008. During the quarter ended March 31, 2008, we entered into five contracts for the sale of raw jade to customers in China. During the quarter ended June 30, 2008, the Company entered into one additional contract with an existing customer. The Company did not enter into any new contracts with customers in 2009. Each contract obligated the customer to purchase a specified amount of raw jade within a specified amount of time ranging from six to twelve months. All new contract orders in 2009 were based on verbal agreement between the Company and its customers.

           The Company began shipments on February 1, 2008, and distributed about 7,400 tons for the full year of 2009. As of May 1, 2010, three of our six contracts have been completed in full. Contracts with Putian Licheng Qiyushengshi Co. ("QYSB"), YangZhou GuoCui Jade ("YZGC"), and GuangFuGuoXiang Jade ("GFGX") remain outstanding. We’ve stopped two of the three outstanding contracts (YZGC and GFGX) due to their delinquent payment history. All the outstanding balances have now been paid in full.  However, the Company does not expect that it will fulfill these remaining contracts in the near future.

           The counterparties to these contracts are sub-distributors and processors who in turn sell jade to the artisans responsible for crafting the final products. There are approximately 150,000 jade-carving factories in China. The province in which our customer, QuanZhou City TianXiaHuiCui Jade Company Ltd. (“QZTX”), operates is home to over 1,000 large jade carving and processing factories, generating over $1.5 billion in annual production. PuTian City, home to our customer, QYSB, contains 1,000 jade and jewelry companies with annual production of $2 billion.

           Our major customers include the following companies:

Customer	Percentage of Company’s Revenue in 2009
Shenzhen Hongda Artcraft Co.	21.3%
Quanzhou Tianxia Huicui Jade Co.	19.8%
Suzhou Cuiping Jade Co.	20.2%
Putian Licheng Qiyushengshi Co.	18.1%
Bengbu Huacui Jade Co.*	20.6%

*Bengbu Huacui Jade Co. has been a customer of the Company since 2008; however, it wasn’t a major customer until 2009.
All of our sales of SheTai Jade to date are to customers located in China. However, the Company intends to solicit customers elsewhere in Asia.

The Company's Jade Distribution Agreements

           Our contracts require customers to purchase specified amounts of raw jade over periods ranging from six months to one year at times which are at the discretion of the customer. Xikai Mining mines the raw jade and prepares it for pick-up by the Company's customers at a warehouse which Xikai Mining maintains near its SheTai Jade mine. The customer is responsible for the shipment of the jade, including the cost of shipment.

           The customers inspect the jade after delivery and make a determination as to whether to accept such jade. Jade can only be returned to the Company in the event that there are issues related to its quality. No customer has ever returned jade to the Company due to quality issues or for any other reasons.

Our contracts for the sale of raw jade generally provide that the Company will receive 30% of the contracted value of the order before shipment. The balance is then due after shipment, within 10 days after customer's inspection and acceptance of the jade. However, the Company's customers generally have, instead, paid the balance within 45 days after shipment.

           The table below summarizes details regarding the Company's sales in 2009 with the following customers (i) Suzhou Cuiping Jade Company Ltd. (“SCJC”), (ii) ShenZhen HongDa Craftwork Ltd. (“SZHD”), (iii) QuanZhou City TianXiaHuiCui Jade Company Ltd. (“QZTX”), (iv) PuTian City LiCheng District, QiYuShengShiBao Jade Company Ltd. (“QYSB”), and (v) BengBu City Huacui Jade Co. (“BBCH”).

Customer	Tonnage	Amount
Suzhou Cuiping Jade Company Ltd.	1,532.50	36,064,801 RMB
ShenZhen HongDa Craftwork Company Ltd.	1,635.28	38,517,987 RMB
QuanZhou City TianXiaHuiCui Jade Company Ltd.	1,534.01	36,002,534 RMB
PuTian City LiCheng District, QiYuShengShiBao Jade Company Ltd.	1,494.29	34,824,563 RMB
Bengbu City Huacui Jade Co.	1,166.51	27,490,628 RMB

Business and Marketing Strategy

           The Company currently employs sales personnel to market its jade to potential customers throughout China. We market our jade based on its quality and special characteristics which allow it to be used for varied purposes including as construction materials.

Competition

           The Chinese jade industry is spread among a large number of companies. Our primary competitors are Zheng Dong Jade Co., Xin Jiang Lao Shan, He Tian Jade Co. and Leung Jade Co., Ltd. The industry is highly fragmented and consists of mostly private companies, making detailed information difficult to determine. We also compete generally with distributors of other construction materials and gemstones throughout China.

           We compete directly with other distributors of jade on the basis of quality and price. We compete with distributors of other materials such as marble and quartz on the basis of the unique characteristics of SheTai jade (e.g. color, hardness, durability and beauty) and also on price.

Order Backlog

           We do not maintain any inventory. XiKai Mining maintains an inventory of raw jade in its warehouse, and fills our orders promptly after receipt. Accordingly we do not have an order backlog.

Seasonality

           The Company is generally not affected by seasonality. The only seasonal affect on our business could be a delay of shipments from the SheTai Mine in the winter if the road leading from the mine becomes inoperable due to extremely heavy rains or snow.

Intellectual Property

           Except for certain trade secrets and unregistered trade names, the Company currently has no trademarks, copyrights, patents or other intellectual property.

Research and Development

           The Company has incurred no costs related to research and development over the last three years.

Employees

      The Company has approximately 35 full time employees, including 25 who work in sales and five in administration. We believe that relations with our employees are good. There are total of five employees who are at the mine monitoring and supervising the process of transporting the goods such as weight, size, and quality.

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

Risks Related to the Company Business and Industry

Senior management had not operated in any aspect of the jade industry before February, 2008, and there is no guarantee that we will be able to do so successfully.

Our senior management had no operating history in the jade industry prior to February, 2008 and thus any evaluation of our business and prospects in the jade industry should take that into consideration. Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by companies in early stages of development. Such risks generally include, but are not necessarily limited to, the failure to develop or profitably exploit markets for the sale of the jade; the failure of our current supplier to supply adequate quantities of jade to allow us to operate profitably notwithstanding our agreement; the failure to raise sufficient funds to acquire businesses we may identify to facilitate obtaining new suppliers of jade production or to expand our distribution capabilities, or to actually acquire any such businesses which we may so identify for which we may have raised sufficient funds, or to successfully integrate any such business which we may actually acquire; the failure to anticipate and adapt to developing markets and/or to new governmental regulations or domestic or foreign trade restrictions; the failure to successfully compete against current or new competitors in the markets in which we compete; the rejection of our products by our customers; and the failure to successfully complete any of our business goals on a timely basis.

Our cash flow depends heavily on the market price for jade.

           The cash flow and profitability of our current operations are significantly affected by the market price of jade that is affected by numerous factors beyond our control. Specifically, the prices for jade may be affected by the type and amount of commercial and residential construction in the People's Republic of China (“PRC”) and elsewhere, for which construction jade such as ours is used; and the prices for gem quality jade depend on market demand, which is also beyond our control. Factors that could cause such volatility include, among other things: conditions or trends in the mining industries and governmental regulations that affect such industries; changes in the market valuations of other companies against whom we compete; general market and economic conditions domestically and worldwide; general trade restrictions imposed by various countries; and political events, including actions by the PRC government which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition, as well as international reaction to political and economic events and developments in the PRC. Changes in consumer preferences could reduce the demand for jade.

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

An economic downturn in the PRC could reduce demand for our product.

The Chinese economy may experience a slowing growth rate due to a number of factors, including but not limited to, instability in the global financial markets, the appreciation of the RMB and economic and monetary policies adopted by the Chinese government aimed at preventing overheating of the Chinese economy and inflation. We have been affected by the current global economic downturn and continue to be affected. Jade is a luxury product that is not a necessity. In the current economic downturn, people are less willing to purchase luxuries such as products made of jade. Consequently, the demand for our product has suffered and may continue to be impacted. We cannot predict how long this will last, the timing of any subsequent recovery of the shipments of our jade, or how much of an impact the economy will have on our business and operating results.

In 2009, we derived all of our revenue from only five customers, and any loss, cancellation, reduction, or interruption in these relationships could harm our business.  Of these five customers, four have contracts which have been completed in full. We are not certain as to when or how much jade the remaining one customer will require. If sales to such customers were terminated or significantly reduced, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with our existing and new customers. Any adverse change in our relationship with our customers may have a material adverse effect on our business. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. We cannot be sure that we will be able to retain our customers or that we will be able to attract additional customers or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make would adversely impact our operating revenues.

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

           There can be no assurance that XiKai Mining will be able to continue to successfully produce and distribute to us sufficient jade to enable us to realize anticipated profits. Even if XiKai Mining desires to meet our needs, it could be unable to do so because of events beyond its control, including, but not limited to: geological events, such as an earthquake similar to that occurring in 2008 which disrupted shipments for over three months, that disrupts or makes temporarily or permanently impossible the continued exploitation of XiKai Mining's mines; a loss of necessary government permits or unanticipated adverse governmental regulation of jade production; labor unrest; equipment failures, accidents and work injuries, a deterioration in the quality of the jade at XiKai's mine or economic events that result in XiKai Mining's inability to mine or supply jade.

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

           The mining industry in the PRC also has drawbacks that the mining industry does not have within the United States. Even though we do not own the mine or manage the mining operations, these factors could impact the Company. For instance:

   In China, insurance coverage is a relatively new concept compared to that of the United States and, for certain aspects of a business operation, insurance coverage is restricted or expensive. Workers' compensation for employees in the PRC may be unavailable or, if available, insufficient to adequately cover such employees.

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

Our expanding operations risk.

           We may not be able to manage our expanding operations effectively. We anticipate continued expansion of this business as we address market opportunities and growth in our customer base. To manage the potential growth of our operations and personnel, we will need to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. There can be no assurance that new management will be able to properly manage the direction of our Company or that any intended change in our business focus will be successful. If our management fails to properly manage and direct our Company, our Company may be forced to scale back or abandon our existing operations, which could cause the value of our shares to decline.

We may be unsuccessful in any future strategy to acquire complementary businesses or expand into carving, processing, and retail sale of jade.

Our anticipated future business activities include expanding our business capabilities through both internal growth and the acquisition of complementary businesses related to the carving processing and retail sale of jade. We may be unable to find additional complementary businesses to acquire or we may be unable to enter into additional agreements in order to expand our current business.

           Completion of future acquisitions also would expose us to potential risks, including risks associated with:

◆	the assimilation of new operations, technologies and personnel;
◆	unforeseen or hidden liabilities;
◆	the diversion of resources from our existing businesses;
◆	the inability to generate sufficient revenue to offset the costs and expenses of acquisitions; and
◆	the potential loss of, or harm to relationships with, employees, customers and suppliers as a result of the integration of new businesses.

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

      Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately predict our revenues and operating results. Furthermore, our revenues and operating results may fluctuate in the future due to a number of factors, including the following:

◆	the introduction of competitive products by different or new competitors;
◆	reduced demand for raw jade;
◆	increased or uneven expenses, whether related to sales and marketing, product development or administration; and
◆	costs related to the expansion of the Company's business into related activities whether through acquisition or otherwise.

Due to these factors, predictions may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could be lower than the expectations of investors and analysts. If so, the market price of our stock would likely decline.

Risks Related to Doing Business in the PRC

Adverse changes in political and economic policies of the PRC government could impact our operations, reduce the demand for our products and damage our business.

We conduct substantially all of our operations in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

◆	the higher level of government involvement;
◆	the early stage of development of the market-oriented sector of the economy;
◆	the rapid growth rate;
◆	the higher level of control over foreign exchange; and
◆	the process by which resources are allocated.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and consequently may have a material adverse effect on our operations.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.  In addition, all of our executive officers and Directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States.  As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reform, a return to a more centrally planned economy, or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to distribute dividends.

Most of our revenues and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, (“SAFE”), by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency funds, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional dollar capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries.  However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75.  Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.  In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75.  We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures.  A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests.  Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies.  In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction.  Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies.  Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses.  Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction.  Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction.  The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year.  The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities.  Transaction structures involving trusts, nominees and similar entities are prohibited.  Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock could be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB. Because substantially all of our earnings and cash assets are denominated in RMB, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms, before giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue as it is exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

Our executive officers, Directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of December 31, 2009, in the aggregate, approximately 55.65% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of Directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Our Executives are not fluent in English and may have different perspectives on business situations based on differences between Chinese and American culture.

Our management is comprised of individuals born and raised in the PRC who are not fluent in English. As a result of differences in culture, educational background and business experiences, our management may analyze, evaluate and present business opportunities and results of operations differently from the way they are analyzed, evaluated and presented by management teams of public companies in Europe and the United States.  In addition, our management has very limited skills in English. Consequently, it is possible that our management team will emphasize or fail to emphasize aspects of our business that might customarily be emphasized in a different manner by comparable public companies from different geographical and political areas.

Risks Related to Our Common Stock

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

We may issue shares of our capital stock or debt securities to complete an acquisition, which would reduce the equity interest of our stockholders or subject our company to risks upon default

           We may issue our securities to acquire companies or assets. Most likely, we will issue additional shares of our common stock or issue shares of preferred stock, or both, to complete acquisitions. If we issue additional shares of our common stock or shares of our preferred stock, the equity interest of our existing stockholders may be reduced significantly, and the market price of our common stock may decrease. The shares of preferred stock we issue are likely to provide holders with dividend, liquidation and voting rights, and may include conversion rights, and participation rights, senior to, and more favorable than, the rights and powers of holders of our common stock. If we issue debt securities as part of an acquisition, and we are unable to generate sufficient operating revenues to pay the principal amount and accrued interest on that debt, we may be forced to sell all or a significant portion of our assets to satisfy our debt service obligations, unless we are able to refinance or negotiate an extension of our payment obligation.

Future sales of our common stock, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock.

There are approximately 79,980,000 shares of our common stock outstanding. There are a limited number of holders of our common stock. Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. As noted above, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which would further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

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

We have not and do not anticipate paying any dividends on our common stock; because of this our securities could face a lower valuation in the market.

We have paid no dividends on our common stock while the Company has been a public company, and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. Additionally, current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such reserve account may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Lack of a dividend can further affect the market value of our common stock, and could significantly affect the value of any investment in us.
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

Item 2. Properties.

           On December 10, 2007, the Company entered into a lease agreement with GuoXi Group for office space located at Yujiang City of Jiangxi Province, PRC. The lease has a term of two years and requires monthly payments of RMB 20,000 (approximately $2,900). The Company extended the lease for one additional year with no contract.

The Company does not own any real property. Management believes that the Company's facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

Item 3. Legal Proceedings.

           From time to time, we may become involved in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse affect on our business, financial condition or operating results.

Item 4. Reserved.

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

The Company declared a three-for-one (3:1) forward stock split, in the nature of a share dividend, with respect to the shares of our common stock issued and outstanding at the close of business on December 28, 2007.

The prices set forth below reflect the quarterly high and low bid price information for shares of our common stock for the periods indicated.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2009
1st Quarter	$4.00	$0.55
2nd Quarter	$1.80	$0.10
3rd Quarter	$0.26	$0.15
4th Quarter	$0.99	$0.18

Year Ended December 31, 2008
1st Quarter	$2.60	$0.60
2nd Quarter	$4.00	$0.50
3rd Quarter	$5.25	$1.80
4th Quarter	$2.97	$0.25

(1)    The above tables set forth the range of high and low closing prices per share of our common stock as reported by finance.google.com for the periods indicated.

Holders

As of December 31, 2009, our common stock was held of record by 298 stockholders.

Dividend Policy

           We have never paid cash dividends on our common stock. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

FISCAL YEAR ENDED
COMPANY/INDEX/MARKET	10/23/2007	12/31/2007	12/31/2008	12/31/2009
Jade Art Group Inc.	100.00	250.00	255.00	68.00
NASDAQ Market Index	100.00	94.75	56.33	81.06

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fiscal year ended December 31, 2009, neither the Company nor any affiliated purchasers purchased any shares of our common stock.

Item 6. Selected Financial Data.

           Not required.

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

XiKai Mining is the Company's sole source for raw jade. Under the Exchange Agreement, the price for the raw jade material has been set for the first five years at RMB 2,000 (approximately $290) per metric ton, and is subsequently subject to renegotiation every five years with adjustments not to exceed 10%. This mine commenced operation in 2002 and the annual capacity in 2009 was 25,000 tons. It has one of the largest jade reserves in China. According to a survey report issued by the Inner Mongolia Geological Institution, the mine has proven and probable reserves of approximately six million metric tons. SheTai Jade is a form of jadeite found in the mountain ranges of Inner Mongolia, China. The jade from the SheTai mine is stainless, non-corrosive, non-weathering and resists fading.  Observers have stated that it has a glassy luster and a pure and an attractive green color. It is also much harder and more durable than other forms of jade. As a result of such characteristics, SheTai Jade has a broad spectrum of applications, ranging from commercial and residential construction and decorative jade artwork to intricately carved jade jewelry.

The supply of Jade from XiKai Mining was interrupted on June 10, 2008, when an earthquake damaged the only road on which raw jade is transported from Xikai Mining's warehouse. A smaller service road was still navigable, allowing basic mining operations to continue. The mine was able to continue to mine raw jade, cut jade and prepared for pick-up by the Company's customers at its warehouse. However, due to the larger tonnage requirements, the shipment of raw jade from the warehouse by the Company's customers was completely halted. The road was subsequently repaired, and the shipment of raw jade from the mine commenced again on September 23, 2008.

Results of Operations Updated:

The following table presents certain information derived from the consolidated statements of operations of the Company for the twelve months ended December 31, 2009, and December 31, 2008.

All amounts, other than percentages, in U.S. dollars

	Year ended December 31, 2009	Year ended December 31, 2008	Increase (Decrease)	Percentage Increase (Decrease)
Sales	$25,309,675	$30,537,079	$(5,227,404)	(17.1)%
Costs of sales	4,710,565	5,225,273	(514,708)	(9.9)%
Gross profit	20,599,110	25,311,806	(4,712,696)	(18.6)%
Selling, general, and administrative expenses	1,869,940	2,806,341	(936,401)	(33.4)%
Income from continuing operations	18,729,170	22,505,465	(3,776,295)	(16.8)%
Other income	8,153	132,087	(303,934)	N/A
Interest expense, net	5,418	(421,507)	(728,176)	N/A
Loss on forgiveness of debt	-	(132,087)
Income before taxes from continuing operations	18,731,905	22,083,958	(3,352,053)	(15.2)%
Provision for Income taxes	(5,563,819)	(6,693,841)	1,130,022	N/A
Net income from continuing operations	13,168,086	15,390,117	(2,222,031)	(14.4)%
Net income from discontinued operations	-	55,419,366	(55,419,117)	N/A
Net income	$13,168,086	$70,809,483	$(57,641,397)	(81.4)%
Comprehensive income	$13,175,436	$71,705,450	$(58,530,014)	(81.6)%

SALES

Subsequent to the acquisition of the Exclusive Rights pursuant to the Exchange Agreement, the Company's sales revenue has been derived solely from the sale of raw jade. The revenue from the sale of raw jade was $25,309,675 for the twelve months ended December 31, 2009, compared to $ 30,537,079 for the twelve months ended December 31, 2008, a decrease of $5, 227,404, or 17.1%. The decrease was mainly due to the global economic downturn that has tempered the interest in luxury goods such as jade. In addition, the Company’s management believes that adverse weather conditions also impacted the ability to transport product in 2009.

COST OF SALES

The cost of sales was $4,710,565 during the twelve months ended December 31, 2009, which represented approximately 18.6% of revenue, compared to $5,225,273 during the twelve months ended December 31, 2008, which represented approximately 17.1% of revenue. This decrease of $514,708, or 9.9%, in cost of sales primarily resulted from a decrease in the Company’s sales revenue. The increase of 1.5 percentage points in the cost of sales as a percentage of revenue reflects the impact of the fixed cost amortization of the Exclusive Distribution Rights Agreement spread over a lower revenue level.

GROSS PROFIT

The resulting gross profit for the twelve months ended December 31, 2009 was $20,599,110, which represented approximately 81.4% of revenue, compared to $25,311,806 for the twelve months ended December 31, 2008, which represented approximately 82.9% of revenue, the decrease of $4,712,696, or 18.6% in gross profit primarily resulting from a decrease in Company’s sales revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses were $1,869,940 for the twelve months ended December 31, 2009, compared to $2,806,341 for the twelve months ended December 31, 2008, a decrease of $936,401, or 33.4%. This decrease reflects the decrease of sales commissions that resulted from the lower revenue level.

INCOME BEFORE TAXES FROM CONTINUING OPERATIONS

Income before taxes from continuing operations was $18,731,905 for the twelve months ended December 31, 2009, compared to $22,083,958 for the twelve months ended December 31, 2008, a decrease of $3,352,053 or 15.2%. The reason for the decrease in income before taxes from continuing operations resulted from the decreased revenue.

INCOME TAX EXPENSE

The income tax expense pertaining to continuing operations for the twelve months ended December 31, 2009, was $5,563,819. The income tax expense pertaining to continuing operations for the twelve months ended December 31, 2008, was $6,693,841.  This reduction was due to the lower level of taxable income.

INCOME FROM CONTINUING OPERATIONS

The Company recorded Net Income from Continuing Operations of $13,168,086 during the twelve months ended December 31, 2009, compared to $15,390,117 during the twelve months ended December 31, 2008, a decrease of $2,222,031, or 14.4%. The reason for decrease in income from continuing operation is a result of the lower revenue level in 2009.

NET INCOME

The Net income for the twelve months ended December 31, 2009 was $13,168,086, compared to $70,809,483 for the twelve months ended December 31, 2008, a decrease of $57,641,397. The significant decrease in net income is primarily due to the net income from discontinued operation of $55,419,366 recorded in 2008 from Jade Art Group’s disposal of its wood-carving business.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, the Company’s cash was $147,392 as compared to $68,956 as of December 31, 2008. The components of this $78,436 increase are reflected below.

Cash Flow

	Twelve Months Ended December 31,
	2009	2008
Net cash provided by operating activities	$11,123,026	$19,780,956
Net cash used in investing activities	(8,787,089)	(8,839,519)
Net cash used in financing activities	(2,264,851)	(12,069,649)
Effect of exchange rate changes	7,350	895,965

Net cash inflow (outflow)	$78,436	$(232,247)

Net Cash Provided by Operating Activities

During the twelve months ended December 31, 2009, the Company had net cash flow from operating activities of $11,123,026, comparing $19,780,956 provided in 2008, primarily attributable to the decrease of sales.

Net Cash Used in Investing Activities

During the twelve months ended December 31, 2009, the Company had net cash flow used in investing activities of $8,787,089, compared to $8,839,519 used in 2008. This $8,787,089 was an acquisition deposit paid to Shenzhen Huanyatong Investment Development Co., Ltd. to help the Company find an acquisition target.  Please refer to Note 3 in the Notes to the Consolidated Financial Statements.

Net Cash Used in Financing Activities

During the twelve months ended December 31, 2009, the Company had net cash flow used in financing activities of $2,264,851 compared to $12,069,649 used in 2008. Both amounts are primarily attributable to payments of promissory notes issued in conjunction with the Merger Agreement entered into on October 1, 2007.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2009 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Critical Accounting Policies and Estimates

      The following discussion and analysis of financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements. Certain accounting estimates are particularly important to the understanding of the Company's financial position and results of operations and require the application of significant judgment by the Company's management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. The Company's management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical operations, future business plans and projected financial results, the terms of existing contracts, the observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The following discusses the Company's critical accounting policies and estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intra-company transactions and balances have been eliminated on consolidation.
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

Foreign Currency Translation

The Company's functional currency is the Chinese Yuan Renminbi ("RMB"), and reporting currency is the United States Dollar. The financial statements of the Company are translated to United States Dollars in accordance with ASC Topic 830, Foreign Currency Matters (formerly SFAS No. 52, Foreign Currency Translation). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Transactions affecting the Company's revenue and expense accounts are translated using an average exchange rate during the period presented. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in RMB. Foreign Currency Translation Adjustments are included in Other Comprehensive Income and disclosed as a separate category of Stockholders' Equity.

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

The Company makes provision for bad debts based on an assessment of the recoverability of accounts receivable. Specific provisions are applied to related-party receivables and third-party receivables where events or changes in circumstances indicate that the balances may not be collectible. As of December 31, 2009, and 2008, there was $250,000 and nil allowance recorded for the doubtful accounts. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

Revenue Recognition

The Company recognizes revenues when goods are shipped, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and, collectability is reasonably assured. Typical shipment terms for all customers are FOB shipping point. Goods are considered shipped and delivered when a customer’s truck picks up goods at the finished goods inventory location.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation-Stock Compensation (formerly SFAS 123(R)). The Company uses the Black-Scholes option-pricing model, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the number of options for which vesting requirements will not be completed ("forfeitures"). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statement of operations.

Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts.”  SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.

c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early application is prohibited.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events.”  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.”  SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

Item 8. Financial Statements.

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

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

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the disclosure controls and procedures of the Company were not effective.

Internal Control over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on management's assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2009. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues.  This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

The Company has relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Based on the control deficiency identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

●
We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

●	We are in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.

●
We will begin implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

●	We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.

●	We will increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future.  If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements and (iii) the Company’s business and operating results may be harmed.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

The following table sets forth information with respect to the Company's executive officers' and Directors' names, ages, and positions. Executive officers serve until the annual meeting of the Board of Directors and until his successor shall have been duly elected and qualified, subject to earlier termination by his death, resignation or removal.

Name	Age	Position
Huacai Song	46	Chief Executive Officer and Director
Chenqing Luo	38	Chief Financial Officer
Richard Khaleel (1)	60	Director

(1) Mr. Khaleel resigned as our Director on July 31, 2009. Mr. Khaleel’s resignation was disclosed in the Company’s current report on Form 8-K filed on August 6, 2009.

Huacai Song, Chief Executive Officer and Director

Mr. Song has been Chief Executive Officer and a Director of the Company since October 2007. Mr. Song, age 46, has over 20 years of experience in international trade and the wood carving industry, including the production, manufacture and marketing of wood carving products. For more than 10 years, Mr. Song had been deputy manager of Jiangxi XiDa Wood-carving Company Limited ("JXD"), which is the operating subsidiary of Guoxi Holding Limited ("GHL"), in charge of development, sales and marketing of those wood carving products. GHL was acquired by JADA under that merger transaction consummated on October 2, 2007 (the "Merger Transaction"), which Merger Transaction was previously reported on Form 8-K filed with the Securities and Exchange Commission on October 3, 2007. During his years working with JXD, Mr. Song successfully expanded the market and distribution system for Buddha Shrines in Japan.

Chenqing Luo, Chief Financial Officer

Mr. Luo has been Chief Financial Officer of the Company since October 2007. Mr. Luo graduated from Jiangxi College of Finance and Economics with a degree in Foreign Accounting. He joined JXD as Chief Financial Officer in 1995. He has several years of experience in financial management and strategic capital allocation.

Richard E. Khaleel, Director

Mr. Khaleel was a Director of the Company from April 2008 to July, 2009.

Board Composition and Committees

All of our Directors serve until the next annual meeting of shareholders and until their successors are elected by the holders of our common stock, or until their earlier death, resignation or removal. Our Bylaws set the authorized number of Directors at not less than one or more than nine. The number of Directors may be fixed and changed from time to time by ordinary resolution of the shareholders of the Company. Currently, our Board of Directors consists of one member.

The Board presently consists of Mr. Song, the Chief Executive Officer. After Mr. Khaleel’s resignation as a Director of the Company on July 31, 2009, our Board of Directors currently has no independent Directors as of the date hereof.

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

Effective April 2008, our non-employee Director, Richard Khaleel, entered into an agreement with the Company to serve as our non-executive independent Director commencing in 2008, until he is removed, resigns, or is not reelected in accordance with our Bylaws. As a Director, Mr. Khaleel was entitled to receive cash compensation of $40,000 per year payable monthly. In addition, Mr. Khaleel could participate in any of our medical, dental and other programs as are available to non-employee members of our Board of Directors. Further, the Company would reimburse Mr. Khaleel for any reasonable expenses incurred in furtherance of his performance of his duties and responsibilities. The Company  paid Mr. Khaleel the full amount of the Director's fees payable to him for his services in both 2008 and 2009.

On April 15, 2008, we granted to Mr. Khaleel nonqualified stock options to purchase up to 33,333 shares of the Company's common stock (the "Option Shares"), exercisable at a price of $3.45 per share (a price equal to the closing price per share of the Company's common stock on April 15, 2008, as reported by the Over-the-Counter Bulletin Board). Options to purchase one third of the Option Shares were exercisable immediately; options to purchase an additional one third of the Option Shares were exercisable on April 15, 2009, and options to purchase the remaining one third of the Option Shares may be exercised commencing April 15, 2010. All outstanding and unexercised options were to expire on the date that Mr. Khaleel is no longer serving as a member of the Board of Directors of the Company. Mr. Khaleel was no longer entitled to exercise his options as of July 31, 2009, the time he resigned as a member of the Board of Directors of the Company.

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

Involvement in Certain Legal Proceedings

The Company is not aware of any legal proceedings in which any Director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such Director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material interest adverse to the Company.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Executive Compensation Philosophy

The Company has its main operating subsidiary in the PRC and almost all of its employees are Chinese who are located and working in the PRC. Based on the economic circumstances in the PRC, our compensation program is designed to attract, retain and motivate highly qualified executives and drive sustainable growth. We compensate our executives named in the summary compensation table, which we refer to as "named executive officers or NEOs", through a competitive base salary and cash bonuses. This compensation program is designed to be competitive with comparable companies and to align executive compensation with the long-term interests of our owner. To the extent determined to be appropriate, the Company also considers general economic conditions, the Company's financial performance, and the individual's performance in establishing the compensation opportunities for the named executive officers. As discussed in Item 10, above, we have not established any compensation committee to date and, accordingly, our full Board performs the functions of a compensation committee.

Elements of Our Compensation

The compensation framework for our named executive officers consists of the base salary, annual cash bonuses, and medical, retirement and unemployment benefits (as such will be addressed in more detail under the caption "Employee Benefits" below. In addition to the key element of compensation, our compensation framework includes limited fringe benefits (such as reimbursement of cellular phone bills), perquisites, and other benefits, which are not a significant or necessary element of our executive's compensation. We do not have any long-term incentive compensation mechanisms because our key employees are engaging in sales and they tend to change jobs frequently and we believe that the use of non-cash, equity incentive compensation opportunities will not be effective or appropriate to attract, motivate and retain such individuals. We do not have any long-term incentive compensation mechanisms for our NEOs because each of our NEOs has already owned substantial equity interests in the Company.

Base Salaries

Our named executive officers receive a majority of their overall cash compensation as base salary, which is usually determined in the beginning of each calendar year. Generally, base salaries have not been based upon specific measures of corporate performance, but are determined by our Board, based upon their determination of each employee's individual performance, position and responsibilities, and contributions to both our financial performance and ethical culture. Base salaries are also determined based on external factors, such as cost of living in the areas in which our NEOs reside and current market conditions. Our NEOs' base salaries are at least comparable with those who hold similar positions in the similar industries within the region where our NEOs reside.

Annual Bonuses

The bonuses in fiscal years 2009, and 2008, were discretionary and were set by the Board of Directors.  The Board of Directors considered, among other factors as it may deem relevant, the value of similar bonus awards to the people in similar positions at the following comparable companies in Yujiang County, Jiangxi Province.

2008 and 2009 average bonus awards for senior managers per year (in USD)
1	Shiji Sunshine Yujiang Zhaoming Company Ltd.	$6,000
2	Jiangxi Yujiang Pharmaceutical Manufacture Co.	$3,500
3	Jiangxi Henghui Optical Glasses Company Ltd.	$4,200
4	Jiangxi Yujiang Cement Plantation Factory	$6,000
5	Jiangxi Province Yujiang County Auto Parts Factory	$4,000
	Average	$4,740

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

Conclusion

The foregoing discussion describes the compensation objectives and policies which were utilized with respect to our named executive officers during 2009 and our intended compensation framework for 2010. In the future, as our Board continues to review each element of the executive compensation program with respect to our named executive officers, the objectives of our executive compensation program, as well as the methods which our Board utilizes to determine both the types and amounts of compensation to award to our named executive officers, may change.

Summary Compensation Table

The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, our principal executive officer for services provided in all capacities to us and our subsidiaries for the fiscal year ended December 31, 2009.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Salary	Bonus	Stock Awards	Option Awards	Total

Huacai Song	2009	$4,005	$7,319	$-	$-	$11,324
Chief Executive Officer	2008	$4,411	$8,088	$-	$-	$12,499

Chenqing Luo	2009	$4,005	$5,855	$-	$-	$9,860
Chief Financial Officer	2008	$3,688	$6,617	$-	$-	$10,305

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company's Directors during the fiscal year ended December 31, 2009.

Name	Positions	Fees Earned or Paid in Cash ($)		Option Awards ($)	Total ($)
Richard Khaleel*	Director	50,000	(1)	-	50,000

*Richard Khaleel resigned on July 31, 2009.
(1) This $50,000 amount reflects the payment of $26,667 for Fees Earned in 2009 and $23,333 for Fees Earned in 2008.

Compensation to Mr. Khaleel is set forth in more detail in Item 10, above, under the caption "Compensation of Directors."

Board Compensation Report

The Board has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Board determines to include the Compensation Discussion and Analysis in this Annual Report on Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of May 1, 2010 concerning the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our Directors and executive officers; and (iii) all of our Directors and executive officers as a group. As of May 13, 2010, we had 79,980,000 outstanding shares of common stock. Under SEC rules, a person is deemed to be the beneficial owner of securities that he may acquire within 60 days upon the exercise of warrants or options, or conversion or exchange of other of our securities. The percent of common stock owned by each beneficial owner is determined assuming the acquisition by him (but not any other beneficial owner) of all shares he may acquire within 60 days upon exercise, conversion of exchange of all derivative securities.

Name and Address Beneficial Owner(1)	Office, If Any	Title of Class	Number and Nature of Beneficial Ownership	Percentage of Class

Directors and Officers
Chenqing Luo #47 He ping Street Dengbu Town, Yujiang County JiangXi Province, PRC	CFO	Common Stock	2,756,000	3.45%

Huacai Song #47 He ping Street Dengbu Town, Yujiang County JiangXi Province, PRC	CEO	Common Stock	20,670,000	25.84%

All officers and Directors as a group (2 persons named above)			23,426,000	29.29%

5% Securities Holders
Fu Xian Mao No 888 Xin Jian Alley, Zhan Qian Nan Rd. Yu jiang District, Ying Tang City, JiangXi Province, PRC		Common Stock	5,512,000	6.89%

CEDE & CO PO BOX 20 Bowling Green Station New York, NY 10004		Common Stock	32,907,163	41.14%

Yong-ming Zhan No 35 Diao Ke Alley, Xi Qing Rd, Yu Jiang District Ying Tan City, Jiangxi Province, PRC		Common Stock	9.094,800	11.37%

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, since the beginning of our last fiscal year, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds $120,000 and in which any of our Directors, nominees for Director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation SK) during the fiscal year ended 2009, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

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

Independent Directors are Directors who, in the view of the Board of Directors, are free of any relationship that would interfere with the exercise of independent judgment. Under NYSE Amex rules, the following persons are not considered independent:

a.	a Director who is or was employed by the Company or any of its affiliates for the current year or any of the past three years;
b.
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

c.	a Director who is a member of the immediate family of an individual who is, or has been in any of the past three years, employed by the Company as an executive officer;
d.
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

e.
a Director who is, or has an immediate family member who is employed as an executive of another entity where at any time during the most recent three fiscal years, any of the Company's executive officers serve on that other entity's compensation committee; and

f.
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

The Board determined that Richard Khaleel is "independent" within the meaning of the applicable listing standards of the NYSE Amex.  After Mr. Khaleel’s resignation as a member of the Board of Directors of the Company, we do not have any independent Directors.

Item 14. Principal Accounting Fees and Services.

Our Board of Directors pre-approved the engagement of Davis Accounting Group P.C. for all audit and permissible non-audit services. The Board annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm.

During fiscal year 2009, the aggregate fees which we paid to or were billed by Davis Accounting Group P.C. for professional services, which only included audit fees, were as follows:

	Fiscal Year Ended December 31,
	2009	2008
Audit Fees	$147,292.05	$43,536.54	*
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total	$147,292.05	$43,536.54

The audit fees of $147,292.05 are for services provided by the former auditor, Chisholm, Bierwolf, Nilson & Morrill LLC, for the amount of $51,292.05, and the current auditor, Davis Accounting Group P.C., for the amount of $96,000.

(*)The audit fees of $43,536.54 are for services provided by the former auditor, Chisholm, Bierwolf, Nilson & Morrill LLC, in 2008.

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

PART IV

Item 15. Exhibits and Financial Statements Schedules

Exhibit No.	Description of Exhibit

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

10.12	Agreement between Richard E. Khaleel and Jade Art Group Inc., dated April 15, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 21, 2008).
14.1	Code of Ethics.
16.1
Letter of Moore & Associates Chartered to the Securities and Exchange Commission pursuant to the requirements of Item 304(a)(3) of Regulation S-B. (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K, filed November 16, 2007).

21*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jade Art Group Inc.

By:	/s/ Huacai Song
Huacai Song
Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Huacai Song as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Huacai Song	Chief Executive Officer and Director	May 17, 2010
Huacai Song	(Principal Executive Officer)

/s/ Chenqing Luo	Chief Financial Officer (Principal Financial	May 17, 2010
Chenqing Luo	Officer and Principal Accounting Officer)

JADE ART GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

JADE ART GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM - 2009

To the Board of Directors and Stockholders of
Jade Art Group, Inc.:

We have audited the accompanying consolidated balance sheet of Jade Art Group Inc. (a Nevada corporation) and subsidiaries as of December 31, 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jade Art Group Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
April 12, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Jade Art Group, Inc. (formerly Vella Productions, Inc.)
Yujiang County, Jiangxi Province, P.R. of China 335200

We have audited the accompanying consolidated balance sheet of Jade Art Group, Inc. (formerly Vella Productions, Inc.) as of December 31, 2008, and the related consolidated statement of operations and comprehensive income, stockholders' equity (deficit) and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jade Art Group, Inc. (formerly Vella Productions, Inc.) as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Chisholm Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
May 15, 2009

JADE ART GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009, AND 2008

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$147,392	$68,956
Accounts receivable -
Trade	7,752,004	1,477,770
Other	-	19,014
Less - Allowance for doubtful accounts	(250,000)	-
Total accounts receivable	7,502,004	1,496,784
Total current assets	7,649,396	1,565,740
Property and Equipment:
Office furniture and equipment	6,526	6,526
Less - Accumulated depreciation	(1,825)	(584)
Net property and equipment	4,701	5,942
Other Assets:
Acquisition deposit	8,787,089	-
Exclusive jade distribution rights, net	63,108,842	65,978,151
Total other assets	71,895,931	65,978,151
Total Assets	$79,550,028	$67,549,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable - Related parties	$-	$2,264,851
Accounts payable - Trade and accrued liabilities	994,050	622,208
Advances from customers	-	146,314
Taxes payable	2,050,385	1,268,617
Total current liabilities	3,044,435	4,301,990
Total liabilities	3,044,435	4,301,990

Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 79,980,000 shares issued and outstanding in 2009 and 2008	79,980	79,980
Additional paid-in capital	3,311,330	3,229,016
Statutory earnings reserve	3,678,080	2,008,152
Accumulated other comprehensive income	1,106,581	1,099,231
Retained earnings	68,329,622	56,831,464
Total stockholders' equity	76,505,593	63,247,843
Total Liabilities and Stockholders' Equity	$79,550,028	$67,549,833

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

JADE ART GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

	2009	2008
Sales, net	$25,309,675	$30,537,079
Cost of Goods Sold	4,710,565	5,225,273
Gross profit	20,599,110	25,311,806
Operating Expenses:
Selling, general and administrative expenses	1,869,940	2,806,341
Total operating expenses	1,869,940	2,806,341
Income From Continuing Operations	18,729,170	22,505,465
Other Income (Expense):
Interest income	8,153	132,087
Interest (expense)	(5,418)	(421,507)
Loss on forgiveness of debt	-	(132,087)
Total other income (expense)	2,735	(421,507)
Income Before Income Taxes From Continuing Operations	18,731,905	22,083,958
Provision for Income Taxes	(5,563,819)	(6,693,841)
Net Income From Continuing Operations	13,168,086	15,390,117
Discontinued Operations, net of tax
Income from woodcarving operations, net of tax	-	96,751
Income from transfer of woodcarving operations, net of tax	-	55,322,615
Net Income From Discontinued Operations	-	55,419,366
Net Income	$13,168,086	$70,809,483
Comprehensive Income:
Foreign currency translation adjustment	7,350	895,967
Total Comprehensive Income	$13,175,436	$71,705,450
Earnings Per Common Share:
Earnings per common share - Basic
Income from continuing operations	$0.16	$0.19
Income from discontinued operations, net of tax	-	0.69
Net income	$0.16	$0.88
Earnings per common share - Diluted
Income from continuing operations	$0.16	$0.19
Income from discontinued operations, net of tax	-	0.69
Net income	$0.16	$0.88
Weighted Average Number of Common Shares
Outstanding - Basic	79,980,000	79,980,000
Weighted Average Number of Common Shares
Outstanding - Diluted	79,980,000	80,665,131

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

JADE ART GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

						Accumulated
			Additional	Statutory	Retained	Other
	Common stock		Paid-in	Earnings	Earnings	Comprehensive
Description	Shares	Amount	Capital	Reserve	(Deficit)	Income	Total
Balance - December 31, 2007	79,980,000	$79,980	$2,204,172	$590,266	$(12,560,133)	$203,264	$(9,482,451)
Valuation of warrants granted	-	-	959,366	-	-	-	959,366
Valuation of stock options granted	-	-	65,478	-	-	-	65,478
Statutory earnings reserve	-	-	-	2,008,152	(2,008,152)	-	-
Distribution of a subsidiary	-	-	-	(590,266)	590,266	-	-
Foreign currency translation	-	-	-	-	-	895,967	895,967
Net income for the period	-	-	-	-	70,809,483	-	70,809,483
Balance - December 31, 2008	79,980,000	79,980	3,229,016	2,008,152	56,831,464	1,099,231	63,247,843
Valuation of warrants granted	-	-	43,982	-	-	-	43,982
Valuation of stock options granted	-	-	38,332	-	-	-	38,332
Statutory earnings reserve	-	-	-	1,669,928	(1,669,928)	-	-
Foreign currency translation	-	-	-	-	-	7,350	7,350
Net income for the period	-	-	-	-	13,168,086	-	13,168,086
Balance - December 31, 2009	79,980,000	$79,980	$3,311,330	$3,678,080	$68,329,622	$1,106,581	$76,505,593

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

JADE ART GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

	2009	2008
Cash Flows Provided by Operating Activities:
Net income from continuing operations	$13,168,086	$15,390,117
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	-	55,419,366
Income on transfer of woodcarving operations	-	(55,322,615)
Depreciation and amortization	2,870,550	2,863,482
Allowance for doubtful accounts	250,000	-
Non-cash expense for warrants and options issued	82,314	1,024,844
Loss on forgiveness of interest receivable	-	132,087
Changes in net assets and liabilities-
Accounts receivable	(6,255,220)	(1,205,066)
Related party receivables	-	(401,040)
Inventories	-	(95,631)
Accounts payable - Trade and accrued liabilities	371,842	597,751
Other payables	-	352,960
Advances from customers	(146,314)	87,125
Taxes payable	781,768	937,576
Net Cash Provided by Operating Activities	11,123,026	19,780,956
Cash Flows Used In Investing Activities:
Payment of acquisition deposit	(8,787,089)	-
Purchase of distribution rights	-	(8,806,166)
Cash paid for notes receivable	-	(14,652,653)
Cash received from notes receivable	-	14,652,653
Purchases of property and equipment	-	(33,353)
Net Cash Used in Investing Activities	(8,787,089)	(8,839,519)
Cash Flows Used In Financing Activities:
Proceeds from loans from related party	-	3,000,000
Payment of loans from related party	-	(3,000,000)
Proceeds from notes payable	-	7,000,000
Payment on notes payable	-	(7,000,000)
Notes payable - Payments to related parties	(2,264,851)	(12,069,649)
Net Cash Used in Financing Activities	(2,264,851)	(12,069,649)
Effect of Exchange Rate Changes on Cash	7,350	895,965
Net Increase (Decrease) in Cash and Cash Equivalents	78,436	(232,247)
Cash and Cash Equivalents - Beginning of Period	68,956	301,203
Cash and Cash Equivalents - End of Period	$147,392	$68,956
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$5,418	$421,507
Income taxes	$4,782,051	$5,805,371

Non-Cash Transactions:
Options and warrants granted for services	$82,314	$1,024,844

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

JADE ART GROUP INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Jade Art Group Inc. (the “Company” or “Jade Art”) was incorporated under the laws of the State of Nevada on September 30, 2005, as Vella Productions, Inc. (“Vella”).  The initial business plan was to provide integrated brand management services to established and start-up companies in the food industry.  Such services included the marketing, distribution, and sales of organic and natural food products to retail and foodservice outlets worldwide.  Prior to the Merger Transaction, described below, the business operations of the Company were limited to development stage activities with respect to an exclusive distribution and marketing agreement with Spike Tea, Inc. for the development of a proprietary line of six blends of tea and caffeine-free hot drinks for distribution to the retail and foodservice sectors.  For the period from inception (September 30, 2005) through December 31, 2007, the Company generated no revenues.

In September 2006, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) to register 20,000,000 shares of its common stock, par value $0.001 per share, to raise proceeds of up to $400,000 in the public markets.  The Registration Statement was declared effective by the SEC on November 2, 2006.

On October 1, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with its wholly owned subsidiary, VELLA Merger Sub, Inc., and each of Guoxi Holding Limited ("GHL"), a British Virgin Islands holding company founded on July 28, 2006, Hua-Cai Song, Fu-Lan Chen, Mei-Ling Chen, Chen-Qing Luo, Mei-Qing Zhang, Song-Mao Cai, Shenzhen Hua Yin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Sure Believe Enterprises Limited, Think Big Trading Limited, Huge Step Enterprises Limited, and Billion Hero Investments Limited.
Pursuant to the Merger Agreement, GHL merged with VELLA Merger Sub, Inc., with GHL identified as the surviving entity (the “Merger Transaction”).  GHL was the sole stockholder of 100 percent of the capital stock of the operating entity known as Jiangxi XiDa (“Jiangxi XiDa” and formerly known as Jiangxi Xi Cheong Lacquer, Inc.).  Jiangxi XiDa was incorporated under the laws of the People’s Republic of China (“PRC”) on December 4, 2006, and is located in Yujiang, Jiangxi Province, PRC.

At the time of the Merger Transaction, Jiangxi XiDa was engaged in the production of traditional art products, including religious woodcut lacquer, woodcut decorated furniture, and woodcut decorations used in buildings and for display.  As a result of the Merger Transaction, GHL became a wholly owned subsidiary of the Company, which, in turn, made the Company the indirect owner of Jiangxi XiDa.  Under the Merger Agreement, in exchange for surrendering their shares in GHL, the GHL stockholders received an aggregate of (i) 68,900,000 newly issued shares of the Company's common stock, par value $.001 per share, and (ii) $14,334,500, in the form of promissory notes resulting from declared dividends, payable on or before the first year anniversary of the Merger Transaction.  Such consideration, including participation in the promissory notes, was distributed pro rata among the GHL stockholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction.  Based on the consent of Jade Art’s Board of Directors, and all of the GHL stockholders, the due date for payment of the promissory notes was later extended to March 31, 2009.  Subsequent to December 31, 2008, the Company again amended the due date of the promissory notes to March 31, 2010.  The amendment included the calculation of accrued interest payable at a rate of 4 percent to be applied to the final amount owed of $903,074.  During the year ended December 31, 2008, the Company paid $12,069,649 in principal related to the promissory notes.  In addition, during the year ended December 31, 2009, the Company paid an additional $2,264,851 in principal payments on the promissory notes with accrued interest of $5,418.  As such, as of December 31, 2009, the Company had paid off all of its obligations related to the promissory notes under the Merger Agreement.

Under accounting principles generally accepted in the United States, the share exchange completed under the Merger Agreement was considered as a capital transaction in substance, rather than a business combination.  As such, GHL is considered to have acquired the Company by reverse merger.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and GHL and its wholly owned subsidiary (Jiangxi XiDa) brought forward at their historical bases.  The costs associated with the reverse merger were expensed as incurred.  Accordingly, the accompanying consolidated financial statements for the year ended December 31, 2008, present the historical operations of Jiangxi XiDa, as a discontinued operation, through February 20, 2008, the date of the transfer of Jiangxi XiDa under the Distribution Rights Agreement, described below.

On November 8, 2007, the Company amended and restated its Articles of Incorporation to change the name of the entity to Jade Art Group Inc.  In addition, on January 11, 2008, the Company formed a new wholly owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited (“JST”), to engage in the processing and sale of jadeite and jade.  JST is a wholly owned subsidiary of GHL.

On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Exclusive Jade Distribution Rights Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining").  Under the terms of the Exclusive Jade Distribution Rights Agreement, XiKai Mining agreed to sell to the Company 90 percent of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, PRC, for a period of 50 years.  In exchange for the Exclusive Jade Distributions Rights, the Company agreed to pay RMB 60 million (approximately USD$8.8 million) to XiKai Mining by March 31, 2009, and to transfer to XiKai Mining 100 percent of its ownership interest in the Company’s woodcarving operations, which were contained and conducted by Jiangxi XiDa.  The transfer of Jiangxi XiDa to XiKai Mining under the Exclusive Jade Distribution Rights Agreement was completed on February 20, 2008.

The Exclusive Jade Distribution Rights Agreement further provides that, if the Company requests, production of jade by XiKai Mining will be no less than 40,000 metric tons per year (the "Minimum Commitment"), with an initial average cost per ton to be paid by the Company of not more than RMB 2,000 (approximately $290).  The cost per ton paid by Jade Art is subject to renegotiation every five years during the term of the Exclusive Jade Distribution Rights Agreement, with adjustments not to exceed 10 percent of the cost for the immediately preceding five-year period.  Failure by XiKai Mining to supply raw jade material ordered by the Company within the Minimum Commitment level during any of the initial five years of the Exclusive Jade Distribution Rights Agreement entitles the Company to payment from XiKai Mining of RMB 18,000 (approximately $2,630) for each ton ordered by but not supplied to the Company during any such fiscal year.

The Company’s approved current scope of business operations includes the production and sale of jade and related products.  For the period from the date of completion of the Exclusive Jade Distribution Rights Agreement through December 31, 2009, the principal operations of the Company have been the distribution and sale of raw jade.

    Accounting Method

The accompanying consolidated financial statements were prepared using the accrual method of accounting.  Jade Art changed its fiscal year-end from July 31 to December 31 in 2007.

   Principles of Consolidation

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and include the assets, liabilities, revenues, expenses, and cash flows of all subsidiaries.  All significant intercompany balances, transactions, and cash flows have been eliminated in consolidation.

   Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC Topic 830, Foreign Currency Matters (formerly SFAS No. 52, Foreign Currency Translation).  The functional currency of Jade Art is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all consolidated assets and liabilities are translated into United States Dollars using the current exchange rate in effect at the end of each fiscal period.  The currency exchange rates used by the Company as of December 31, 2009, and 2008, to translate Chinese RMB into United States Dollars were 6.837:1 and 6.835:1, respectively.  Consolidated revenues and expenses were translated using the average exchange rates prevailing throughout the years 2009 and 2008, which amounted to 6.841:1 and 7.067:1, respectively.  Translation adjustments are included in other accumulated comprehensive income (loss) in the accompanying consolidated balance sheets.

   Cash and Cash Equivalents

For purposes of reporting within the consolidated statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

    Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history with the customer and current relationships with them.

The Company makes provision for bad debts based on an assessment of the recoverability of accounts receivable.  Specific provisions are applied to related-party receivables and third-party receivables where events or changes in circumstances indicate that the balances may not be collectible.  Based on management’s review of the accounts receivable, an allowance of $250,000 was established as of December 31, 2009.  No allowance was deemed necessary by management as of December 31, 2008.

Property and Equipment

Property and equipment is stated at cost.  Betterments and improvements are capitalized and depreciated over their estimated useful lives.  Leaseholds are depreciated over the lesser of lease life or useful life.  Repairs and maintenance expenditures are charged to operations as incurred.  When assets are disposed of, the cost and related accumulated depreciation (the net book value of the assets) are eliminated, and any resulting gain or loss is reflected in operations.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets.  The estimated useful lives are as follows:

                      Office furniture and equipment                                                     5 years

   Revenue Recognition

The Company recognizes revenues when goods are shipped, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and, collectability is reasonably assured.  Typical shipment terms for all customers are FOB shipping point.  Goods are considered shipped and delivered when a customer’s truck picks up goods at the finished goods inventory location.

   Fair Value of Financial Instruments

The Company has adopted ASC Topic 820, Fair Value Measurements and Disclosures, (formerly SFAS No.157) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

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

The carrying amounts reported in the accompanying consolidated balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009, and 2008, respectively.

   Earnings per share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator includes the number of additional common shares that would have been outstanding if the potential common shares had been issued and if these additional common shares were dilutive.

   Accounting for Stock-Based Compensation

The Company uses the fair value recognition provision of FASB ASC Topic 718, Compensation-Stock Compensation (formerly SFAS 123(R)) , which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

The Company also applies the provisions of FASB ASC Topic 505-50, Equity Based Payments to Non-Employees (formerly EITF 96-18) to account for stock-based compensation awards issued to non-employees for services.  Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

   Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360 (formerly SFAS No. 144), “Impairment or Disposal of Long-lived Assets,” Jade Art records an impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

   Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes (formerly SFAS No. 109). Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. ASC Topic 740 also requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain.

The Company adopted FASB ASC Topic 740-10-05, Income tax, (formerly FASB Interpretation No. 48), which provides guidance for recognizing and measuring uncertain tax positions, it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements.  It also provides accounting guidance on derecognizing, classification, and disclosure of these uncertain tax positions.  The Company’s policy on classification of all interest and penalties related to unrecognized tax is to record such items, if any, as a component of income tax provisions.

   Value Added Tax

Operations of Jade Art in the PRC are subject to a value added tax (“VAT”) imposed by the PRC government on the purchase and sales of goods.  The output VAT is charged to customers that purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors.  The VAT rate is 17 percent in general, depending on the types of products purchased and sold.  The input VAT can be offset against the output VAT.

   Concentrations of Risk

Foreign Operations: All of the Company’s operations and operational assets are located in the PRC.  The Company may be adversely affected by possible political or economic instability in the PRC.  The effect of these factors cannot be accurately predicted.

Cash: The Company’s cash accounts are held in foreign bank accounts which are not insured by the FDIC.  As of December 31, 2009, and 2008, the Company’s cash balances, net of outstanding checks, in its foreign bank accounts were $147,392 and $68,956, respectively.

   Major Customers

For the year ended December 31, 2009, the Company had five major customers (2008 - four)  that generated sales totaling $25,309,675 or 100% of its total revenues (2008 - $25,199,945 or 83% of its total revenues).  As of December 31, 2009, the receivables from these customers totaled $7,752,004, representing 100% of the Company’s accounts receivable (2008 - $1,306,408 - 88% of accounts receivable).  All of Jade Art’s revenues are derived from sources within the PRC.  The sales related to major customers were as follows:
	For the Years Ended December 31,
Customers	2009	2008
A	21%	23%
B	20%	21%
C	20%	21%
D	21%	18%
E	18%	-%

   Major Supplier

For the year ended December 31, 2009, and 2008, the Company had one major supplier of raw jade, XiKai Mining, from which the Company purchased all of its raw jade.  The total amount of raw jade purchased during the years ended December 31, 2009, and 2008, from this supplier was $1,841,256 and $2,386,982, respectively, excluding the amortization of the Exclusive Jade Distribution Rights, as discussed in Note 5 above.  As of December 31, 2009 and 2008, there were no amounts due to this vendor.  If there were any interruptions of this source of supply, the Company would have to cease operations until an alternative source of supply could be found.

    Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases.  Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

   Comprehensive Income

The Company presents comprehensive income in accordance with ASC 220 “Comprehensive Income” (formerly SFAS No. 130).  ASC 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements.  For the years ended December 31, 2009, and 2008, the only components of comprehensive income were the net income for the periods, and the foreign currency translation adjustments.

   Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of consolidated revenues and expenses incurred during the reporting periods.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

(2)           Discontinued Operations

As discussed in Note 1 to the consolidated financial statements, on January 18, 2008, the Company announced that it would transfer 100 percent of its ownership interest in Jiangxi XiDa, and pay approximately $8.8 million to XiKai Mining for the exclusive rights to purchase 90 percent of the raw jade produced by XiKai Mining’s SheTai jade mine at a predetermined price.  The Company commenced its purchases and subsequent resale of raw jade in late January 2008.  Jiangxi XiDa held all of the Company’s woodcarving operations, which constituted all of the Company’s previous business activities.  The results of operations for the woodcarving business and the gain resulting from the transfer are presented in the accompanying consolidated statements of operations and comprehensive income as discontinued operations.

FASB ASC 845, “Nonmonetary Transactions,” requires that the cost of a non-monetary asset acquired in exchange for another non-monetary asset be the fair value of the asset surrendered to acquire it and that a gain or loss be recognized as a result of the exchange.  The Company’s woodcarving business was appraised at RMB 430,035,000 (the equivalent of approximately USD$60,400,000).  The value of the exclusive jade distribution rights was determined as follows:

Fair value of Jiangxi XiDa wood carving (RMB 430,035,000)	$60,390,543
Cash consideration (RMB 60,000,000)	8,778,861
Foreign currency translation	(352,962)
$68,816,442

The Exchange Agreement between the two companies was entered into in January 2008; however, the cash portion of the agreement was not paid until March 2008.  As such, the exchange rate had fluctuated during that time period.  Therefore, the Company adjusted the amount by $352,962.  The value allocated to the Exclusive Jade Distribution Rights acquired in the exchange was $68,816,442, which is being amortized on a straight-line basis over 25 years.  Management of the Company is of the opinion that the usefull life of Exclusive Jade Distribution Rights (25 years) is shorter than the 50-year term of the agreement due to uncertainties regarding the practical life of the SheTai Jade mine, its production capacity, quality of jade produced, pricing of jade purchased, and the strength of the Company’s markets in the PRC.  In addition, the use of the straight-line method of amortization of the value of Exclusive Jade Distribution Rights is based on managment’s estimate of failure production requirements and sale of jade.

The net gain on the transfer of the Company’s woodcarving business was $55,322,615 after the deduction of the carrying value of the net assets of that business.  The exchange of the assets and liabilities of Jiangxi XiDa, and the resulting gain on discontinued operations are as follows:

Fair value of Jiangxi XiDa wood carving (RMB 430,035,000)		$60,390,543
Total assets of Jiangxi XiDa	(5,151,444)
Total liabilities of Jiangxi XiDa	83,516
		(5,067,928)
Realized gain from the exchange of discontinued operations		$55,322,615

The following table summarizes the operating results of the discontinued operations for Jiangxi XiDa on the date in which it was transferred to XiKai Mining.

February 20,
2008
Revenues	$615,930
Operating expenses	(519,179)
Income from discontinued operations, Net of tax	$96,751

(3)           Acquisition Deposit

On November 1, 2009, and effective November 15, 2009, the Company entered into an Investment Agreement with Shenzhen Huanyatong Investment Development Co., Ltd.  Per the Investment Agreement, the Company agreed to pay Huanyatong RMB 60,000,000 (USD $8,787,089) as an acquisition deposit, and Huanyatong agreed to assist the Company in finding an acquisition target.  The term of the Investment Agreement is nine months, and was effective on November 15, 2009.  The acquisition deposit will be returned to the Company with no interest before August 14, 2010, if there are no investments or acquisitions presented for consideration as of July 15, 2010.

 (3)           Notes Payable

Pursuant to the Merger Agreement, the operating company, GHL’s subsidiary, agreed to pay its stockholders in the amount of $14,334,500, in the form of promissory notes representing declared dividends, on or before the first anniversary of the Merger Agreement.  As of December 31, 2008, the Company had paid $12,069,649 towards the notes.  Based on the consent of Jade Art’s Board of Directors, and all of the GHL stockholders, the due date for payment of the promissory notes was extended to March 31, 2009.  Subsequent to December 31, 2008, the Company again amended the due date of the promissory notes to March 31, 2010.  The amendment included the calculation of accrued interest payable at a rate of 4 percent to be applied to the final amount owed of $903,074.  During the year ended December 31, 2008, the Company paid $12,069,649 in principal related to the promissory notes.  In addition, during the year ended December 31, 2009, the Company paid an additional $2,264,851 in principal payments on the promissory notes with accrued interest of $5,418.  As such, as of December 31, 2009, the Company had paid off all of its obligations related to the promissory notes under the Merger Agreement.

During the first quarter of 2008, the Company received an unsecured loan of $3,000,000 from a stockholder of the Company.  The loan was unsecured, carried an interest rate of 5 percent, and was due and payable on December 31, 2008.  The amount was used to serve as registered capital for the wholly owned subsidiary, JST, of the Company to provide working capital for the subsidiary’s operations.  The principal amount of the loan of $3,000,000 with interest, in the amount of $139,726, was paid in full on November 24, 2008.

(4)           Note Receivable

The Company extended financial support in 2008 to XiKai Mining, the supplier of 100 percent of the Company’s jade product, in the form of advances.  During 2008, the Company advanced $14,652,653 to XiKai Mining.  Per the terms of this receivable agreement, the note carried an interest rate of 4 percent, commencing on July 1, 2008, and was payable by December 31, 2008.  Interest was recognized monthly basis.  During the year ended December 31, 2008, XiKai Mining repaid the entire principal balance of $14,652,653.  Interest was accrued in the total amount of $132,087.  The Company forgave the total accrued interest and recorded the loss on forgiveness of debt as of December 31, 2008, in the Company’s accompanying consolidated statement of operations and comprehensive income.  Management of the Company is of the opinion that the amount advanced to XiKai Mining was related to the commencement of mining operations for the purchase of raw jade, and not to the transfer of the woodcarving business.  Considering the short repayment period demonstrated by XiKai Mining, management of the Company is of the opinion that it has no further involvement in the operations of XiKai Mining other thatn for the purchase of raw jade.

(5)           Intangible Assets

Exclusive Jade Distribution Rights

The Company accounts for intangible assets in accordance with ASC Topic 350, Goodwill and Other Intangible Assets (formerly named as SFAS No. 142, “Goodwill and Other Intangible Assets,”) which requires that intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification.  For intangible assets with a definite life classification, the Company amortizes the asset over its useful or economic life, whichever is shorter.  At least annually, the Company performs an analysis of impairment of the definite life intangible assets.  In performing this assessment, management considers current market analysis and appraisal of the asset, along with estimates of future cash flows.  The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.  If the Company determines that the asset has been impaired, a charge to the Company’s statements of operations is recorded.  At December 31, 2009, and 2008, the Company determined that there was no impairment to the intangible assets.

As discussed in Note 2, the Company transferred its woodcarving operations and agreed to pay RMB 60 million (approximately $8.8 million) to XiKai Mining.  In return, the Company received the Exclusive Jade Distribution Rights, which enable it to purchase 90 percent of the raw jade produced by XiKai’s SheTai mine at a fixed price for five years, subject to adjustment every 5 years thereafter.  The woodcarving operations were appraised as having a fair value of USD$60,400,000 at the time of the Exchange Agreement.  The appraised value plus the cash payment (approximately $8.8 million) are the basis of the valuation of the Exclusive Jade Distribution Rights Agreement.

Intangible assets consisted of the following as of December 31, 2009, and 2008:

	December 31	December 31
	2009	2008
Exclusive Jade Distribution Rights	$68,816,442	$68,816,442

Less: Accumulated amortization	(5,707,600)	(2,838,291)

Net Exclusive Jade Distribution Rights	$63,108,842	$65,978,151

The Company has elected to amortize the Exclusive Jade Distribution Rights using the straight-line method over an economic useful life of 25 years.

Amortization expense of the Exclusive Jade Distribution Rights has been included in Cost of Goods Sold as it represents a component of the cost of the jade product acquired by the Company.  The amortization expense amounted to $2,869,309, and $2,838,291 for the years ended December 31, 2009, and 2008, respectively.  See Note 2 for the additional information regarding the useful life of 25 years for the Exclusive Jade Distribution Rights, and the application of the straight-line method of amortization.

Future amortization of the cost of the Exclusive Jade Distribution Rights is as follows:

Five Year Disclosure
2010	$2,869,309
2011	2,869,309
2012	2,869,309
2013	2,869,309
2014	2,869,309
Thereafter	48,762,297
$63,108,842

(6)           Commitments and Contingencies

   Employee Benefits

As required under certain relevant PRC laws, the Company participates in the following employee benefits plans: (i) medical insurance plan; (ii) unemployment insurance plan, and (iii) state pension plan, all of which are organized by PRC municipal and provincial governments (collectively, the “General Employee Benefits”).  The Company is required to contribute a fixed percentage of payroll costs to the General Employee Benefits scheme to fund the benefits.  The only obligation of the Company with respect to the plan is to make the specified contributions.  The Company’s contributions to the plan for the years ended December 31 2009, and 2008, were $13,820 and $11,745, respectively.

   Lease Agreement

On December 10, 2007, the Company entered into a lease agreement with GuoXi Group located at Yujiang City of Jiangxi Province, PRC for administrative operations.  The lease has a term of two years and requires monthly payments of RMB 20,000 (approximately $2,927).  Future minimum lease payments are as follows:

Year	Amount
2010	$35,124

Rent expenses for the years ended December 31, 2009, and 2008, were $35,124 and $33,960, respectively.  The rent expense was for office space relating to the management of the operations of the jade distribution business of the Company.

(7)           Statutory Earnings Reserve

As stipulated by the Company Law of the PRC, net income after taxes can only be distributed as dividends after appropriation has been made for the following: (i) making up cumulative prior years’ losses, if any; (ii) allocations to the “reserve fund” of at least 10 percent of income after taxes, as determined under PRC accounting rules and regulations, until the fund amounts to 50 percent of the Company’s registered capital; and (iii) allocations to the “enterprise expansion fund” and “ Staff and worker’s bonus and welfare fund” of at least 10 percent and 5 percent, respectively, if approved in the stockholders’ general meeting (see Note 6). This regulation was included in the Articles of Incorporation when the Company was formed and is applied by the Company.  As of December 31, 2009, and December 31, 2008, the total reserves of $3,678,080 and $2,008,152 were allocated by the Company, respectively.

(8)           Common Stock

The Company has one class of stock.  The Company has voting common stock of 500,000,000 shares authorized, par value $0.001 per share, with 79,980,000 shares issued and outstanding as of December 31, 2009, and 2008, respectively.  Dividends relating to the Merger Transaction of $2,264,851 and $12,069,649 were evidenced as promissory notes, and paid during the periods ended December 31, 2009, and 2008, respectively.  No dividends were declared during the years ended December 31, 2009, and 2008.

On December 7, 2007, the Company’s Board of Directors approved a 3:1 forward stock split, in the nature of a share dividend, with respect to the shares of the Company’s common stock issued and outstanding at the close of business on December 28, 2007.  The effect of the forward stock split has been retroactively applied to all prior stock transactions of the Company.

On April 28, 2008, the Board of Directors of the Company authorized a 1:3 reverse stock split of its outstanding common stock.  The reverse stock split was approved by a majority of the Company’s stockholders.  The Company’s Board of Directors established May 15, 2008, as the effective date for the reverse stock split.  The effect of the reverse split has been retroactively applied to all prior stock transactions of the Company.

(9)           Common Stock Warrants and Options

   Warrants

On January 17, 2008, the Company granted warrants to purchase 333,333 shares of the Company’s common stock at a price of $3.24 to its investor relations firm pursuant to a consulting agreement, which the Company entered into with this firm.  These warrants can be exercised over a three-year period.  The consulting expense for these services is recognized on a straight-line basis over the one-year period of the related consulting contract, and amounted to $459,366 and $43,982 for the years ended December 31, 2009, and 2008, respectively.  The Company estimated the fair value of warrants using the Black-Scholes pricing model and recorded the compensation expenses ratably over the warrants’ vesting period.

The fair value of each warrant granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

	2009	2008
Five Year Risk Free Interest Rate	2.46%	2.46%
Dividend Yield	0.00%	0.00%
Volatility	314%	314%
Average Expected Term (Years to Exercise)	3	3

A summary of the status of warrants granted as of December 31, 2009, was as follows:
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	-	-
Granted	333,333	$3.24
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2008	333,333	$3.24
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2009	333,333	$3.24

Exercisable at December 31, 2009	333,333	$3.24
Exercisable at December 31, 2008	333,333	$3.24

The remaining life of the warrants as of December 31, 2009, was 1.04 years.

Options

On April 15, 2008, the Company granted to a member of the Company’s Board of Directors nonqualified stock options to purchase up to 33,333 shares of the Company’s common stock, exercisable at a price of $3.45 per share (a price equal to the closing price per share of the Company’s common stock on April 15, 2008, as reported by the Over-the-Counter Bulletin Board, post reverse stock split).  All of the options granted were unexercised, and expired on the date that the individual resigned from the Board of Directors, which was July 31, 2009.

(10)         Income Tax

The Company has adopted ASC Topic 740, Income Taxes (formerly SFAS No. 109), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Components of deferred tax assets as of December 31, 2009, and 2008, respectively, were as follows:
	December 31,	December 31,
	2009	2008
Net operating loss carry forward	$-	$-
Valuation allowance	-	-
Net deferred tax asset	$-	$-

The components of current income tax expense as of December 31, 2009, and 2008, respectively, were as follows:

	December 31, 2009	December 31, 2008

Domestic - Current	$-	$-
Foreign – Current	5,563,819	6,693,841
Domestic – Deferred	-	-
Foreign – Deferred	-	-
Income tax expense	$5,563,819	$6,693,841

The Company is incorporated in the United State of America, and is subject to U.S. income taxes if elements of taxable income are realized and recognized in the reporting periods.  In addition, the Company’s operations are conducted by a subsidiary located in the PRC, and income derived from such operations is subject to the income tax laws of that country.

The following is a reconciliation of the provision for income taxes at the prevailing PRC income tax rate to the income taxes reflected in the statement of operations:

	Year Ended December 31,2009	Year Ended December 31,2008

Tax expense at statutory PRC rate	25%	25%

Effect of non-deductible items	5%	5%

Tax expense at actual rate	30%	30%

Due to the uncertainty of the deductibility of consulting and professional expense and other general and administrative expenses incurred during the years ended December 31, 2009, and 2008, the tax provision did not assume that this expense would be deductible.  The total income tax expense was $5,563,819 and $6,693,841 for the years ended December 31, 2009, and 2008, respectively.

(11)           Recent Accounting Pronouncements

In March 2008, the FASB issued FASB ASC 815, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  FASB ASC 815 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, ASC 815 requires:
•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

FASB ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB ASC 105, “The Hierarchy of Generally Accepted Accounting Principles.”  FASB ASC 105 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of FASB ASC 105, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  ASC 105 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

e.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

f.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

g.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

h.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

FASB ASC 105 is effective 60 days following the SEC’s approval of the Public Company Accounting   Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB ASC 944, “Accounting for Financial Guarantee Insurance Contracts.”  FASB ASC 944 clarifies accounting and reporting by insurance enterprises, and applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of FASB ASC 944 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred.  FASB ASC 944 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of FASB ASC 944.  Except for those disclosures, earlier application is not permitted.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB ASC 958, “Not-for-Profit Entities: Mergers and Acquisitions.”  FASB ASC 958 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

e.	Determines whether a combination is a merger or an acquisition.
f.	Applies the carryover method in accounting for a merger.
g.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
h.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amendment to make it fully applicable to not-for-profit entities.

FASB ASC 958 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB ASC 855, “Subsequent Events.”  FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, FASB ASC 855 provides:

4.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

5.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
6.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB ASC 860, “Accounting for Transfers of Financial Assets.”  FASB ASC 860 is a revision to an existing pronouncement and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB ASC 810, "Amendments to FASB Interpretation No. 46(R).”  FASB ASC 810 amends certain requirements of this pronouncement and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB ASC 105, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  FASB ASC 105 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“US GAAP”).  The Codification did not change US GAAP but reorganizes the literature.

FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.