Form 10-Q
period 2010-03-31
Jade Art Group Inc.
filed 2010-05-21
CIK 1370823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-137134

JADE ART GROUP INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-1021813 (IRS Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No  ☒

As of May 19, 2010, 79,980,000 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

JADE ART GROUP INC.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

JADE ART GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(Unaudited)

Consolidated Financial Statements-

Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	F-1

Consolidated Statements of Operations and Comprehensive Income
for the Three Months Ended March 31, 2010 and 2009	F-2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010
and 2009	F-3

Notes to Consolidated Financial Statements March 31, 2010 and 2009	F-4

JADE ART GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Unaudited)

	2010	2009

ASSETS

Current Assets:
Cash and cash equivalents	$5,713,522	$147,392
Accounts receivable - Trade (net of allowance for doubtful
accounts of $250,000 in 2010 and 2009)	5,987,008	7,502,004
Deferred tax assets – Current	62,500	-
Total current assets	11,763,030	7,649,396

Property and Equipment:
Office furniture and equipment	6,526	6,526
Less - Accumulated depreciation	(2,136)	(1,825)
Net property and equipment	4,390	4,701

Acquisition deposit	8,787,089	8,787,089
Exclusive jade distribution rights, net	62,391,084	63,108,842

Total Assets	$82,945,593	$79,550,028

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade and accrued liabilities	$207,502	$270,960
Advances payable	740,763	723,090
Taxes payable	2,240,915	2,050,385
Total current liabilities	3,189,180	3,044,435
Total liabilities	3,189,180	3,044,435

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 79,980,000 shares issued and outstanding in 2010,
and 2009, respectively	79,980	79,980
Additional paid-in capital	3,320,913	3,311,330
Statutory earnings reserve	3,678,080	3,678,080
Accumulated other comprehensive income	1,108,707	1,106,581
Retained earnings	71,568,733	68,329,622
Total stockholders' equity	79,756,413	76,505,593

Total Liabilities and Stockholders' Equity	$82,945,593	$79,550,028

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

JADE ART GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Sales	$5,910,871	$4,967,029

Cost of Goods Sold	1,142,636	1,090,642

Gross Profit	4,768,235	3,876,387

Selling, General and Administrative Expenses	289,014	334,631

Income From Operations	4,479,221	3,541,756

Other Income:
Interest income	4,598	281

Income Before Income Taxes	4,483,819	3,542,037

Provision for Income Taxes	(1,244,708)	(1,092,992)

Net Income	$3,239,111	$2,449,045

Comprehensive Income:
Foreign currency translation adjustment	2,126	194

Total Comprehensive Income	$3,241,237	$2,449,239

Earnings Per Common Share:
Earnings per common share - Basic	$0.04	$0.03

Earnings per common share - Diluted	$0.04	$0.03
Weighted Average Number of Common Shares
Outstanding - Basic	79,980,000	79,980,000

Weighted Average Number of Common Shares
Outstanding - Diluted	79,980,000	80,528,117

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

JADE ART GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash Flows Provided by Operating Activities:
Net income	$3,239,111	$2,449,045
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	718,069	717,228
Deferred taxes	(62,500)	-
Valuation of warrants and options issued for services	9,583	53,565
Changes in net assets and liabilities-
Accounts receivable -
Trade	1,514,996	(2,124,217)
Other	-	19,014
Accounts payable - Trade and accrued liabilities	(63,458)	359,464
Advances payable	17,673	-
Taxes payable	190,530	669,241

Net Cash Provided by Operating Activities	5,564,004	2,143,340

Cash Flows Used in Investing Activities:
Purchases of property and equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows Used in Financing Activities:
Payments made on Notes Payable	-	(1,361,777)

Net Cash Used in Financing Activities	-	(1,361,777)

Effect of Exchange Rate Changes on Cash	2,126	194

Net Increase in Cash and Cash Equivalents	5,566,130	781,757

Cash and Cash Equivalents - Beginning of Period	147,392	68,956

Cash and Cash Equivalents - End of Period	$5,713,522	$850,713

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$1,054,178	$1,268,488

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

JADE ART GROUP INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
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

The Company’s current business operations include the production and sale of jade and related products. For the period from the date of completion of the Exclusive Jade Distribution Rights Agreement through March 31, 2010, the principal operations of the Company have been the distribution and sale of raw jade.

Principles of Accounting and Consolidation

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

Unaudited Interim Consolidated Financial Statements

The interim consolidated balance sheets of the Company as of March 31, 2010, and December 31, 2009, and the related interim statements of operations and comprehensive income and cash flows for the three-month periods ended March 31, 2010 and 2009, have been prepared in conformity with accounting principles generally accepted in the United States of America for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. The accompanying interim consolidated financial statements are unaudited, and are subject to year-end adjustments. In the opinion of management, the accompanying interim consolidated financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the consolidated financial position as of the balance sheet dates and the consolidated results of operations for the three-month periods ended March 31, 2010 and 2009. The accompanying interim consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of operating results of the full year ending December 31, 2010.

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC Topic 830, Foreign Currency Matters (formerly SFAS No. 52, Foreign Currency Translation). The functional currency of Jade Art is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all consolidated assets and liabilities are translated into United States Dollars using the current exchange rate in effect at the end of each fiscal period. The currency exchange rates used by the Company as of March 31, 2010 and December 31, 2009, to translate Chinese RMB into United States Dollars were 6.826:1 and 6.837:1, respectively. Consolidated revenues and expenses were translated using the average exchange rates prevailing throughout the three- month periods ended March 31, 2010 and 2009, which amounted to 6.827:1 and 6.835:1, respectively. Translation adjustments are included in other accumulated comprehensive income in the accompanying consolidated balance sheets.

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

The Company makes provision for bad debts based on an assessment of the recoverability of accounts receivable.  Specific provisions are applied to related-party receivables and third-party receivables where events or changes in circumstances indicate that the balances may not be collectible. As of March 31, 2010 and December 31, 2009, the balance of the allowance for doubtful accounts was $250,000. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

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

Fair Value of Financial Instruments

The Company has adopted ASC Topic 820, Fair Value Measurements and Disclosures, (formerly SFAS No.157, Fair Value Measurements) which defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2010 and December 31, 2009, respectively.

Earnings per share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed similar to basic earnings per share except that the denominator includes the number of net additional common shares that would have been outstanding if the potential common shares had been issued and if these additional common shares were dilutive.

Accounting for Stock-Based Compensation

The Company uses the fair value recognition provision of FASB ASC Topic 718, Compensation-Stock Compensation (formerly SFAS 123(R)), which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

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

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes (formerly SFAS No. 109). Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. ASC Topic 740 also requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain.

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

Cash: The Company’s cash accounts are held in PRC bank accounts which are not insured by the FDIC. At March 31, 2010 and December 31, 2009, the Company’s cash balances, net of outstanding checks, in these bank accounts were $5,713,522 and $147,392, respectively.

Major Customers

For the period ended March 31, 2010, the Company had five major (four in 2009) customers that generated sales totaling $5,910,871 or 100% of its total revenues (2009 - $4,321,315 or 87% of its total revenues). As of March 31, 2010, the receivables from these customers totaled $6,237,008, representing all of the Company’s accounts receivable (2009 – $3,034,602 or 85% of the Company’s accounts receivable). All of the Company’s revenue is derived from sources within the PRC. The sales from major customers were as follows:

	For the Three Months ended March 31,
Customers	2010	2009

A	27%	22%
B	25%	22%
C	24%	22%
D	13%	21%
E	11%	-

Major Supplier

For the period ended March 31, 2010, the Company had one major supplier of raw jade, XiKai Mining, from which the Company purchased all of its raw jade. The total purchase price of raw jade purchased during the three months ended March 31, 2010 and 2009, from this supplier was $424,878 and $373,724, respectively. As of March 31, 2010, the accounts payable amount due to this vendor was $207,502. If there are any interruptions of this source of supply, the Company would have to cease operations until an alternative source of supply of jade could be found.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

Comprehensive Income

The Company presents comprehensive income in accordance with ASC 220 “Comprehensive Income” (formerly SFAS No. 130). ASC 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. For the years ended December 31, 2009 and 2008, the only components of comprehensive income were the net income for the periods, and the foreign currency translation adjustments.

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

(2)           Acquisition Deposit

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

(3)           Advances Payable

As of March 31, 2010 and December 31, 2009, an unrelated party had advanced to the Company $740,763 and $723,090, respectively. These advances consisted of payments made on behalf of the Company by the unrelated party for expenses incurred by the Company. These amounts are payable by the Company on demand, are unsecured, and bear no interest.

 (4)           Notes Payable

Pursuant to the Merger Agreement, the operating company, GHL’s subsidiary, agreed to pay its stockholders the amount of $14,334,500, in the form of promissory notes representing declared dividends, on or before the first anniversary of the Merger Agreement. As of December 31, 2008, the Company had paid $12,069,649 towards the notes. Based on the consent of Jade Art’s Board of Directors, and all of the GHL stockholders, the due date for payment of the promissory notes was extended to March 31, 2009. Subsequent to December 31, 2008, the Company again amended the due date of the promissory notes to March 31, 2010. The amendment included the calculation of accrued interest payable at a rate of 4 percent to be applied to the final amount owed of $903,074. During the year ended December 31, 2008, the Company paid $12,069,649 in principal related to the promissory notes.  In addition, during the year ended December 31, 2009, the Company paid an additional $2,264,851 in principal payments on the promissory notes with accrued interest of $5,418. As such, as of December 31, 2009, the Company had paid off all of its obligations related to the promissory notes under the Merger Agreement.

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

In January 2008, the Company transferred its ownership in its woodcarving operations, which had been its sole business operation, and agreed to pay RMB 60 million (approximately $8.8 million) to XiKai Mining. In return, the Company received the Exclusive Jade Distribution Rights, which enable it to purchase 90 percent of the raw jade produced by XiKai’s SheTai mine at a fixed price for five years, subject to adjustment every five years thereafter. The woodcarving operations were appraised as having a fair value of USD$60,400,000 at the time of the Exchange Agreement. The appraised value plus the cash payment (approximately $8.8 million) are the basis of the valuation of the Exclusive Jade Distribution Rights Agreement.

Intangible assets consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Exclusive Jade Distribution Rights	$68,816,442	$68,816,442

Less: Accumulated Amortization	(6,425,358)	(5,707,600)

Net Exclusive Jade Distribution Rights	$62,391,084	$63,108,842

The Company has elected to amortize the Exclusive Jade Distribution Rights using the straight-line method over an economic useful life of 25 years. Management of the Company is of the opinion that the useful life of Exclusive Jade Distribution Rights (25 years) is shorter than the 50-year term of the agreement due to uncertainties regarding the practical life of the SheTai Jade mine, its production capacity, quality of jade produced, pricing of jade purchased, and the strength of the Company’s markets in the PRC. In addition, the use of the straight-line method of amortization of the value of Exclusive Jade Distribution Rights is based on management’s estimate of future production requirements and sale of jade.

Amortization expense on the intangible asset has been included in Cost of Sales as it represents a component of the cost of the jade product acquired by the Company. The amortization expense was $717,758, and $716,918, for the three months ended March 31, 2010 and 2009, respectively.

Future amortization of these costs is as follows:

Rest of 2010	$2,153,274
2011	2,871,032
2012	2,871,032
2013	2,871,032
2014	2,871,032
Thereafter	48,753,682
$62,391,084

  (6)           Commitments and Contingencies

Employee Benefits

As required under certain relevant PRC laws, the Company participates in the following employee benefits plans: (i) medical insurance plan; (ii) unemployment insurance plan, and (iii) state pension plan, all of which are organized by PRC municipal and provincial governments (collectively, the “General Employee Benefits”). The Company is required to contribute a fixed percentage of payroll costs to the General Employee Benefits scheme to fund the benefits. The only obligation of the Company with respect to the plan is to make the specified contributions. The Company’s contributions to the plan for the three months ended March 31 2010, and 2009, were $3,973 and $3,455, respectively.

   Lease Agreement

On December 10, 2007, the Company entered into a lease agreement with GuoXi Group located at Yujiang City of Jiangxi Province in the PRC for administrative operations. The lease has a term of two years and requires monthly payments of RMB 20,000 (approximately $2,929). Future minimum lease payments are as follows:

Year	Amount
2010	$26,361

Rent expense for the three months ended March 31, 2010 and 2009 were $8,787 and $8,778 respectively.  The rent expenses were for the office space relating to manage the operations of the jade distribution business.

(7)           Statutory Earnings Reserve

As stipulated by the Company Law of the PRC, net income after taxes can only be distributed as dividends after appropriation has been made for the following: (i) making up cumulative prior years’ losses, if any; and (ii) allocations to the “reserve fund” of at least 10 percent of income after taxes, as determined under PRC accounting rules and regulations, until the fund amounts to 50 percent of the Company’s registered capital; if approved in the stockholders’ general meeting (see Note 4).This regulation was included in the Articles of Incorporation when the Company was formed and is applied by the Company. As of March 31, 2010, and December 31, 2009, the total reserves were $3,678,080.

(8)           Common Stock

The Company has one class of stock. The Company has voting common stock of 500,000,000 shares authorized, par value $0.001 per share, with 79,980,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009. Dividends relating to the period prior to the Merger Transaction of $2,264,851 and $12,069,649 were evidenced as promissory notes, and paid during the periods ended December 31, 2009 and 2008, respectively. No dividends were declared during the years ended December 31, 2009 and 2008, or for the three-month period ended March 31, 2010.

(9)           Common Stock Warrants and Options

   Warrants

On January 17, 2008, the Company granted warrants to purchase 333,333 shares of the Company’s common stock at a price of $3.24 to its investor relations firm pursuant to a consulting agreement which the Company entered into with this firm. These warrants can be exercised over a three-year period. The consulting expense for these services was recognized on a straight-line basis over the one-year period of the related consulting contract. The Company estimated the fair value of warrants using the Black-Scholes pricing model and recorded the compensation expenses ratably over the warrants’ vesting period.

The fair value of each warrant granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

	2009	2008
Five Year Risk Free Interest Rate	2.46%	2.46%
Dividend Yield	0.00%	0.00%
Volatility	314%	314%
Average Expected Term (Years to Exercise)	3	3

A summary of the status of warrants granted as of March 31, 2010 and December 31, 2009, was as follows:

Weighted Average
	Shares	Exercise Price

Outstanding - January 1, 2009	333,333	$3.24

Granted	-	-

Exercised	-	-

Forfeited	-	-

Expired	-	-

Outstanding - December 31, 2009	333,333	$3.24

Granted	-	-

Exercised	-	-

Forfeited	-	-

Expired	-	-

Outstanding - March 31, 2010	333,333	$3.24

No warrants were granted or exercised in 2009 or during the first three months of 2010. The remaining life of these warrants as of March 31, 2010 was 0.79 years.

Options

On April 15, 2008, the Company granted to a member of the Company’s Board of Directors, nonqualified stock options to purchase up to 33,333 shares of the Company’s common stock (the “Option Shares”), exercisable at a price of $3.45 per share (a price equal to the closing price per share of the Company’s common stock on April 15, 2008, as reported by the Over-the-Counter Bulletin Board). Options to purchase one third of the Option Shares were to be exercisable immediately; options to purchase an additional one third of the Option Shares were to be exercisable commencing April 15, 2009, and options to purchase the remaining one third of the Option Shares were to be exercisable commencing April 15, 2010. All of these options expired when this person resigned from the Board, which was on July 31, 2009.

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

Components of deferred tax assets as of March 31, 2010 and December 31, 2009 respectively as follows:

	March 31,	December 31,
	2010	2009
Net operating loss carry forward	$263,935	$257,749
Allowance for doubtful accounts	62,500	-
Valuation allowance	(263,935)	(257,749)
Net deferred tax asset	$62,500	$-

The components of current income tax expense for the three months ended March 31, 2010 and 2009 respectively are as follows:

	March 31, 2010	March 31, 2009

Domestic - Current	$-	$-
Foreign – Current	1,307,208	1,092,992
Domestic – Deferred	-	-
Foreign – Deferred	(62,500)	-
Income tax expense	$1,244,708	$1,092,992

The following is a reconciliation of the provision for income taxes at the prevailing PRC income tax rate to the income taxes reflected in the statement of operations:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Tax expense at statutory PRC rate	25.0%	25.0%

Effect of non-deductible items	4.2%	5.2%

Other	(1.4)%	0.7%

Tax expense at actual rate	27.8%	30.9%

The total income tax expense was $1,244,708 and $1,092,992 for the three months ended March 31, 2010 and 2009, respectively.

The accumulated US net operating losses available to the Company are approximately $754,100. These operating losses expire between 2028 and 2030.

(11)	Recent Accounting Pronouncements

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

On May 9, 2008, the FASB issued FASB ASC 105, “The Hierarchy of Generally Accepted Accounting Principles.” FASB ASC 105 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.

Prior to the issuance of FASB ASC 105, US GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “ The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles .”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. ASC 105 addresses these issues by establishing that the US GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with US GAAP.

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

FASB ASC 105 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the US GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

In June 2009, the FASB issued FASB ASC 105, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.” FASB ASC 105 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles. The Codification did not change US GAAP but reorganizes the literature.

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

Forward-looking statements are subject to certain known and unknown risks and uncertainties, which may cause our actual results, performance or achievements to differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise forward-looking statements to reflect any future events or circumstances. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, and in our quarterly reports to be filed with the Securities and Exchange Commission, together with the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the availability of raw products and other supplies, competition, environmental risks, the prices of goods and services, government regulations, and political and economic factors in the People's Republic of China ("China" or the "PRC") in which our operating subsidiary operates.

Overview

The Company is a seller and distributor in China of raw jade, ranging in uses from decorative construction material for both the commercial and residential markets to high-end jewelry. For more than 30 years, the Company's business had consisted of manufacturing and selling hand and machine-carved wood products, such as furniture, architectural accents and Buddhist figurines, in China. Commencing in 2007, we experienced a reduction of revenue from our woodcarving business, which largely resulted from increased competition. As a result, we decided to dispose of our wood products business and to enter the business of raw jade sales and distribution, which management believed presented a better long-term growth potential. On January 11, 2008, we formed a new wholly owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited ("STJ"), to engage in the sale and distribution of raw jade throughout China. Our goal was and continues to be to develop a meaningful participation in China’s raw jade market and to eventually vertically integrate our raw jade distribution activities with jade processing, carving, polishing, and, at a later date, retail sales.

On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Exchange Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the Exchange Agreement, XiKai Mining committed to sell to the Company 90% of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, for a period of 50 years (the "Exclusive Rights"). In exchange for these Exclusive Rights, the Company agreed to pay XiKai Mining RMB 60 million (approximately $8.8 million) by March 31, 2009 and to transfer to XiKai Mining 100% of our ownership interest in all of the Company's woodcarving operations, which were contained in Jiangxi XiDa. This transfer of Jiangxi XiDa was made on February 20, 2008.

XiKai Mining is the Company's sole source for raw jade. Under the Exchange Agreement, the price for the raw jade material has been set for the first five years at RMB 2,000 (approximately $290) per metric ton, and is subsequently subject to renegotiation every five years with adjustments not to exceed 10%. This mine commenced operation in 2002 and the annual capacity in 2009 was approximately 25,000 metric tons. It has one of the largest jade reserves in China. According to a survey report issued by the Inner Mongolia Geological Institution, the mine has proven and probable reserves of approximately six million metric tons. SheTai Jade is a form of jadeite found in the mountain ranges of Inner Mongolia, China. The jade from the SheTai mine is stainless, non-corrosive, non-weathering and resists fading. Observers have stated that it has a glassy luster and a pure and an attractive green color. It is also much harder and more durable than other forms of jade. As a result of such characteristics, SheTai Jade has a broad spectrum of applications, ranging from commercial and residential construction and decorative jade artwork to intricately carved jade jewelry.

The supply of Jade from XiKai Mining was interrupted on June 10, 2008, when an earthquake damaged the only road on which raw jade is transported from Xikai Mining's warehouse. A smaller service road was still navigable, allowing basic mining operations to continue. The mine was able to continue to mine raw jade, cut jade, and to prepare the jade for transport by the Company's customers at XiKai Mining’s warehouse. However, due to the tonnage load, the actual shipment of raw jade from the warehouse by the Company's customers was completely halted. The road was subsequently repaired, and the shipment of raw jade from the mine commenced again on September 23, 2008.

The Company had sales revenue of $5,910,871 during the quarter ended March 31, 2010. These sales resulted from orders for raw jade received by the Company from existing customers.

Results of Operations

The following table presents certain information, derived from the consolidated statements of operations of the Company for the three month periods ended March 31, 2010 and March 31, 2009.

	Three months ended			Percentage
	March 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Revenues	$5,910,871	$4,967,029	$943,842	19.0%
Cost of Sales	1,142,636	1,090,642	51,994	4.8%
Gross Profit	4,768,235	3,876,387	891,848	23.0%
Selling, General and Administrative Expenses	289,014	334,631	(45,617)	(13.6)%
Income from Operations	4,479,221	3,541,756	937,465	26.5%
Interest Income	4,598	281	4,317	N/M
Pre-Tax Income	4,483,819	3,542,037	941,782	26.6%

Provision for Income Taxes	(1,244,708)	(1,092,992)	(151,716)	(13.9)%
Net Income	$3,239,111	$2,449,045	$790,066	32.3%

Revenue

Subsequent to the Company’s acquisition of the Exclusive Distribution Rights pursuant to the Exchange Agreement, the Company's sales revenue has been derived solely from the sale of raw jade. The revenue for the three months ended March 31, 2010 from the sale of raw jade was $5,910,871, compared to $4,967,029 for the three months ended March 31, 2009, an increase of $943,842, or 19.0%. This resulted from a higher volume of orders for the raw jade received by the Company from its customers due, we believe, in part to an improved economic environment. There were shipments of approximately 1,696 metric tons of jade in the first quarter of 2010 as compared to 1,494 metric tons shipped in the first quarter of 2009. The price per metric ton increased slightly to $3,480 as compared to $3,325, reflecting slightly higher size and grade of jade being shipped. After a slowing of its growth, the Chinese economy is recovering and showing improvement. This has had a positive impact on the commercial and residential construction markets and the jade jewelry market into which the Company sells the raw jade. Compared to the first quarter of 2009, the improved weather conditions in the first quarter of 2010 facilitated the customers’ ability to transport the jade.

Cost of Sales

The cost of sales was $1,142,636 during the three months ended March 31, 2010, compared to $1,090,642 during the three months ended March 31, 2009, an increase of $51,994, or 4.8%.  The increase is primarily due to the increased tonnage shipped in the first quarter of 2010.

Gross Profit

The resulting gross profit for the three months ended March 31, 2010 was $4,768,235, which represented approximately 80.7% of revenue, comparing to $3,876,387 for the three months ended March 31, 2009, which represented approximately 78.0% of revenue. The increase of the percentage of gross profit to revenue in the three months ended March 31, 2010 is primarily due to the increase in sales in the three months of 2010. The increase of 2.7 percentage points in the gross profit as a percentage of revenue reflects the benefit of the fixed cost amortization of the Exclusive Distribution Rights Agreement being spread over a higher level of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $289,014 for the three months ended March 31, 2010, compared to $334,631 for the three months ended March 31, 2009, a decrease of $45,617, or 14%. This decrease was mainly due to the decrease in the Company's promotional expenses, since the Company’s sales in the first quarter of 2010 were solely derived from our existing customers.

Income before Taxes

Income before taxes was $4,483,819 for the three months ended March 31, 2010, compared to $3,542,037 for the three months ended March 31, 2009, an increase of $941,782, or 27%. This is primarily due to the increase in sales in the three months of 2010.

Provision for Income Tax

The income tax expense for the three months ended March 31, 2010 was $1,244,708, compared to $1,092,992 for the three months ended March 31, 2009, an increase of $151,716, or 13.9%.

Net Income

The net income for the three months ended March 31, 2010 was $3,239,111, compared to $2,449,045 for the three months ended March 31, 2009, an increase of $790,066, or 32.3%. This increase is primarily due to the increase in our sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, the Company's cash and cash equivalents were $5,713,522 as compared to and $147,392 as of December 31, 2009. This $5,566,130 increase since December 31, 2009 consists of the following:

Cash Flow

	Three months ended March 31,
	2010	2009
Net cash provided by operating activities	$5,564,004	$2,143,340
Net cash used in investing activities	-	-
Net cash used in financing activities	-	$(1,361,777)
Effect of exchange rate changes	$2,126	$194
Net cash inflow	$5,566,130	$781,757

During the three months ended March 31, 2010, the Company met its working capital and capital investment requirements by using operating cash flows.

Net Cash Provided by Operating Activities

During the three months ended March 31, 2010, the Company had net cash flow from operating activities of $5,564,004, compared to $2,143,340 for the three months ended March 31, 2009, an increase of $3,420,664, or 160%, primarily attributable to a reduction in accounts receivable due to intensified collection, and an increase in net income.

Net Cash Used in Investing Activities and Financing Activities

The Company had no Investing Activities during the three months ended March 31, 2010, and none for the three months ended March 31, 2009.

During the first three months of 2009, the Company paid $1,361,777 to reduce its outstanding notes payable. There was no financing activity during the first three months of 2010.

The Company has continued to receive orders from, and make sales to, its existing customers through the quarter ended March 31, 2010. However, the Company has not obtained new customers since the second quarter ended June 30, 2008. The Company and its existing customers agreed to have future sales orders based on verbal contracts.

Due to the nature of the Company's business as a reseller and distributor of raw jade, principal components of the Company's overhead, such as salaries and lease obligations, are relatively low. Management presently anticipates that the Company's cash on hand and cash expected to be generated from operating activities will be sufficient to finance the Company's current operations through December 31, 2010.

The Company does not currently have any credit facilities with banks or other lenders.  Furthermore, obtaining such financing may be difficult and costly and potentially more dilutive to our existing investors. The failure to secure such financing, if it were to be required, on favorable terms could have a material adverse affect on our operations.

Critical Accounting Policies and Estimates

See “Note 1. Summary of Significant Accounting Policies ” in “ Item 1. Financial Statements ” herein for a discussion of the critical accounting policies and estimates adopted in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principals (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP and necessary journal entries.

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

Based on the control deficiency identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•
We will evaluate the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

•	We are in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.

•
We will begin implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

•	We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.

•	We will increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, (iii) the Company’s business and operating results may be harmed.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on May 17, 2010. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Other Information.

None.

Item 5. Exhibits.

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

JADE ART GROUP INC.

Date: May 21, 2010	/s/ Hua-Cai Song
Hua-Cai Song
Chief Executive Officer (Principal
Executive Officer)

Date: May 21, 2010	/s/ Chen-Qing Luo
Chen-Qing Luo
Chief Financial Officer (Principal Financial
and Accounting Officer)