Form 10-K/A
period 2009-12-31
Jade Art Group Inc.
filed 2010-07-09
CIK 1370823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 333-137134

Jade Art Group Inc.
(Exact name of registrant as specified in its charter)

Nevada	71-1021813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

#35, Baita Zhong Road, Yujiang County, Jiangxi Province, P.R. of China 335200
(Address of principal executive office and zip code)

+86-701-5881082
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒      No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

Jade Art Group Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, to correct information in the table of security ownership of certain beneficial owners and management in Item 12 of Part III.  Accordingly, the information included herein is filed to amend and replace the information in Item 12 of Part III in the Company’s Form 10-K for the fiscal year ended December 31, 2009, as originally filed on May 17, 2010 (the “Form 10-K”).

Except as set forth above, this Amendment No.1 to Form 10-K does not modify, amend or update in any way any other items or disclosure in the Form 10-K.  This Amendment No.1 to Form 10-K continues to speak as of the date of the original Form 10-K and other than as specifically reflected in this Amendment No.1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of May 13, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent (5%); (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address of Beneficial Owner (1)	Office, If Any	Title of Class	Amount and Natural of Beneficial Ownership	Percent of Class (2)

Executive Officers and Directors
Chenqing Luo	Chief Financial Officer	Common Stock par value $0.001	2,756,000	3.45%
Huacai Song	Chief Executive Officer	Common Stock par value $0.001	20,670,000	25.84%

All officers and directors as a group (2 persons named above)		Common Stock par value $0.001	23,426,000	29.29%

5% Holders

Yong-ming Zhan No 35 Diao Ke Alley, Xi Qing Rd, Yu Jiang District, Ying Tan City, Jiangxi Province, PRC		Common Stock par value $0.001	9,094,800	11.37%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o #35, Baita Zhong Road, Yujiang County, Jiangxi Province, P.R. of China 335200

(2) Applicable percentage ownership is based on 79,980,000 shares of common stock outstanding as of May 13, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of May 13, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of May 13, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description

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

21	Subsidiaries of the Registrant. (incorporated herein by reference to Exhibit 21 to the Company's Form 10-K, filed May 17, 2010).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jade Art Group Inc.

By:	/s/ Huacai Song
Huacai Song
Chief Executive Officer

Date: July 9, 2010

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

Signature	Capacity	Date

/s/ Huacai Song	Chief Executive Officer and Director	July 9, 2010
Huacai Song	(Principal Executive Officer)

/s/ Chenqing Luo	Chief Financial Officer (Principal Financial	July 9, 2010
Chenqing Luo	Officer and Principal Accounting Officer)