Form 10-Q
period 2010-06-30
Jade Art Group Inc.
filed 2010-08-16
CIK 1370823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No  ☒

As of August 13, 2010, 79,980,000 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

JADE ART GROUP INC.
Form 10-Q

Item 1.  Financial Statements

JADE ART GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010, AND DECEMBER 31, 2009
(Unaudited)

	As of
	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and Cash equivalents	$5,716,855	$147,392
Accounts Receivable-
Trade	6,833,309	7,752,004
Less-Allowance for doubtful accounts	(251,373)	(250,000)
Total Account Receivable	6,581,936	7,502,004
Deferred Tax assets- Current	62,823	-
Total Current Assets	12,361,614	7,649,396
Property and Equipment:
Office furniture and equipment	6,568	6,526
Less - Accumulated depreciation	(2,459)	(1,825)
Net Property and equipment	4,109	4,701
Other Assets:
Acquisition deposit	8,835,348	8,787,089
Exclusive jade distribution rights, net	64,944,484	63,108,842
Total other assets	73,779,832	71,895,931
Total Assets	$86,145,555	$79,550,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable-Trade and accrued liabilities	$1,332,618	$994,050
Taxes payable	610,012	2,050,385
Total current liabilities	1,942,630	3,044,435
Total Liabilities	1,942,630	3,044,435

Commitments and Contingencies
Stockholders' Equity:
Common stock, Par value $0.001 per share; 500,000,000 shares authorized;	79,980	79,980
79,980,000 shares issued and outstanding in 2010 and 2009
Additional paid-in capital	3,320,913	3,311,330
Statutory earnings reserve	3,678,080	3,678,080
Accumulated other comprehensive income	4,479,951	1,106,581
Retained earnings	72,644,001	68,329,622
Total Stockholders' equity	84,202,925	76,505,593
Total Liabilities and Stockholders' Equity	$86,145,555	$79,550,028

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

JADE ART GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010, AND 2009

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$2,783,244	$1,957,997	$8,694,115	$6,925,026

Cost of sales	918,902	859,428	2,061,538	1,950,070

Gross profit	1,864,342	1,098,569	6,632,577	4,974,956

Selling, general and administrative expenses	184,684	308,238	473,698	642,869

Income from operations	1,679,658	790,331	6,158,879	4,332,087

Interest income, net, and other	5,029	(5,112)	9,627	(4,831)

Income before taxes	1,684,687	785,219	6,168,506	4,327,256

Provision for Income Taxes	(609,419)	(424,941)	(1,854,127)	(1,517,933)

Net Income	$1,075,268	$360,278	$4,314,379	$2,809,323

Earnings Per Common Share:
Earnings per common share - Basic	$0.01	$0.00	$0.05	$0.04
Earnings per common share - Diluted	$0.01	$0.00	$0.05	$0.03

Weighted Average Number of Common Shares
Outstanding - Basic	79,980,000	79,980,000	79,980,000	79,980,000

Weighted Average Number of Common Shares
Outstanding - Diluted	79,980,000	79,980,000	79,980,000	80,300,755

Comprehensive Income:
Net Income	$1,075,268	$360,278	$4,314,379	$2,809,323
Foreign currency translation adjustment	3,371,244	25,997	3,373,370	26,191
Total Comprehensive Income	$4,446,512	$386,275	$7,687,749	$2,835,514

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

JADE ART GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009

	Six Months Ended
	June 30,
	2010	2009

Net Cash Provided by Operating Activities:
Net income	$4,314,379	$2,809,323
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,438,298	1,434,666
Deferred Tax	(62,500)	-
Valuation of warrants and options issued	9,583	63,148
Changes in net assets and liabilities-
Accounts receivable-
Trade	918,695	(409,331)
Other	-	(1,019,811)
Prepaid expenses	-	(76,274)
Accounts payable - Trade and accrued liabilities	338,568	95,106
Advances from customers	-	(146,314)
Taxes payable	(1,440,373)	(579,645)
Net Cash Provided by Operating Activities	5,516,650	2,170,868

Net Cash (Used in) Investing Activities:
Investing activities	-	-
Net Cash (Used in) Investing Activities	-	-

Net Cash (Used in) Financing Activities:
Payment of Notes Payable	-	$(2,264,851)
Net Cash (Used in) Financing Activities	-	$(2,264,851)

Effect of Exchange Rate Changes on Cash	52,813	26,191

Net Increase (Decrease) in Cash and Cash Equivalents	5,569,463	$(67,792)

Cash and Cash Equivalents - Beginning of Period	147,392	68,956

Cash and Cash Equivalents - End of Period	$5,716,855	$1,164

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	-	-
Income Taxes	$2,999,349	$1,938,595

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
 (Unaudited)

Note 1  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Jade Art Group Inc. (the “Company” or “Jade Art”) was incorporated under the laws of the State of Nevada on September 30, 2005, as Vella Productions, Inc. (“Vella”).  For the period from inception (September 30, 2005) through September 30, 2007, the Company generated no revenues.

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

At the time of the Merger Transaction, Jiangxi XiDa was engaged in the production of traditional art products, including religious woodcut lacquer, woodcut decorated furniture, and woodcut decorations used in buildings and for display. As a result of the Merger Transaction, GHL became a wholly owned subsidiary of the Company, which, in turn, made the Company the indirect owner of Jiangxi XiDa. Under the Merger Agreement, in exchange for surrendering their shares in GHL, the GHL stockholders received an aggregate of (i) 68,900,000 newly issued shares of the Company's common stock, par value $.001 per share, and (ii) $14,334,500, in the form of promissory notes resulting from declared dividends, payable on or before the first year anniversary of the Merger Transaction. Such consideration, including participation in the promissory notes, was distributed pro rata among the GHL stockholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction. Based on the consent of Jade Art’s Board of Directors, and all of the GHL stockholders, the due date for payment of the promissory notes was later extended to March 31, 2009.  Subsequent to December 31, 2008, the Company again amended the due date of the promissory notes to March 31, 2010. The amendment included the payment of interest accrued at a rate of 4 percent to be applied to the final amount owed of $903,074. During the year ended December 31, 2008, the Company paid $12,069,649 in principal related to the promissory notes. In addition, during the year ended December 31, 2009, the Company paid an additional $2,264,851 in principal payments on the promissory notes with accrued interest of $5,418. As such, as of December 31, 2009, the Company had paid off all of its obligations related to the promissory notes under the Merger Agreement.

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

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

On November 8, 2007, the Company amended and restated its Articles of Incorporation to change the name of the entity to Jade Art Group Inc. In addition, on January 11, 2008, the Company formed a new, wholly owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited (“JST”), to engage in the processing and sale of jadeite and jade.  JST is a wholly owned subsidiary of GHL.

On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Exclusive Jade Distribution Rights Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the terms of the Exclusive Jade Distribution Rights Agreement, XiKai Mining agreed to sell to the Company 90 percent of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, PRC, for a period of 50 years. In exchange for the Exclusive Jade Distributions Rights, the Company agreed to pay RMB 60 million (approximately $8.8 million) to XiKai Mining by March 31, 2009, and XiKai Mining has granted the Company a five-year security interest and first priority lien on XiKai Mining’s 100 percent ownership interest of Jiangxi XiDa Wooden Carving Lacquerware Co., Ltd which were contained in and conducted by Jiangxi XiDa. The transfer of Jiangxi XiDa to XiKai Mining under the Exclusive Jade Distribution Rights Agreement was completed on February 20, 2008.

The Exclusive Jade Distribution Rights Agreement further provides that, if the Company requests, production of jade by XiKai Mining will be no less than 40,000 metric tons per year (the "Minimum Commitment"), with an initial average cost per ton to be paid by the Company of not more than RMB 2,000 (approximately $295). The cost per ton paid by Jade Art is subject to renegotiation every five years during the term of the Exclusive Jade Distribution Rights Agreement, with adjustments not to exceed 10 percent of the cost for the immediately preceding five-year period. Failure by XiKai Mining to supply raw jade material ordered by the Company within the Minimum Commitment level during any of the initial five years of the Exclusive Jade Distribution Rights Agreement entitles the Company to payment from XiKai Mining of RMB 18,000 (approximately $2,630) for each ton ordered by but not supplied to the Company during any such fiscal year.

The Company’s current business operations include the sale and distribution of raw jade. For the period from the date of completion of the Exclusive Jade Distribution Rights Agreement through June 30, 2010, the principal operations of the Company have been the sale and distribution of raw jade.

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

Unaudited Interim Consolidated Financial Statements

The interim consolidated balance sheets of the Company as of June 30, 2010, and December 31, 2009, and the interim consolidated results of operations and cash flows for the three-month and six-month periods ended June 30, 2010, and June 30, 2009, are unaudited.  However, in the opinion of management, these interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Jade Art Group Inc.’s consolidated financial position as of June 30, 2010, and December, 2009, the results of its operations for the three-month and six-month periods ended June 30, 2010, and June 30, 2009, and its cash flows for the six-month periods ended June 30, 2010, and June 30, 2009. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of operating results for the full year ending December 31, 2010.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC Topic 830, Foreign Currency Matters (formerly SFAS No. 52, Foreign Currency Translation). The functional currency of Jade Art is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all consolidated assets and liabilities are translated into United States Dollars using the current exchange rate in effect at the end of each fiscal period. The currency exchange rates used by the Company as of June 30, 2010, and December 31, 2009, to translate the assets and liabilities into United States dollars were 6.7909:1 and 6.8282:1, respectively. Consolidated revenues and expenses were translated using the average exchange rates prevailing throughout the three-month and six-month periods ended June 30, 2010, and June 30, 2009, which amounted to 6.8171:1 and 6.833:1, respectively. Translation adjustments are included in accumulated other comprehensive income in the accompanying consolidated balance sheets. For the three and six month periods ended June 30, 2010, the only components of comprehensive income were the net income for the periods and the foreign currency translation adjustments.  The effect of the foreign currency translation adjustment was to increase comprehensive income by $3,371,244 and $3,373,370 for the three and six month periods ended June 30, 2010, respectively, including $3,269,010 of the increased net dollar value of the Exclusive Jade Distribution Rights from its original recorded value in January 2008 to June 30, 2010.

Cash and Cash Equivalents

For purposes of reporting within the consolidated statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business and mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the aging of the payment credit history with the customers and current relationships with them. Specific provisions are applied to related-party receivables and third-party receivables where events or changes in circumstances indicate that the balances may not be collectible. As of June 30, 2010, and December 31, 2009, the balance of the allowance for doubtful accounts was $251,373 and $250,000, respectively. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

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
JUNE 30, 2010, AND 2009
 (Unaudited)

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

Fair Value of Financial Instruments

The Company has adopted ASC Topic 820, Fair Value Measurements and Disclosures, (formerly Statement of Financial Accounting Standard (“ SFAS”) No.157, Fair Value Measurements) which defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

Level 1: Pricing inputs to the valuation methodology are quoted market prices (unadjusted) for identical assets or liabilities in active markets.
Level 2: Pricing inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3: Pricing inputs to valuation methodology are generally unobservable, are not corroborated by market data and are significant to the fair measurement.

The carrying amounts reported in the consolidated balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Earnings per share

The Company reports basic earnings per share in accordance with FASB Topic 260, Earnings Per Share (Formerly SFAS No.128). Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Diluted earnings per share is based on the assumption that all dilutive securities were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the dilutive securities are assumed to be exercised at the time of issuance, and as if the funds obtained thereby were used to purchase and retire the company’s common stock at the average market price during the period.

Accounting for Stock-Based Compensation

The Company uses the fair value recognition provision of FASB ASC Topic 718, Compensation-Stock Compensation (formerly SFAS No. 123(R)), which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

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

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360 (formerly SFAS No. 144), Impairment or Disposal of Long-lived Assets, Jade Art would record an impairment of long-lived assets held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes (formerly SFAS No. 109). Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss adjusted for items that are non-assessable or disallowable for income tax purposes and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. ASC Topic 740 also requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. The company is subject to US taxation, and to PRC taxation on its Chinese subsidiaries.

The Company adopted FASB ASC Topic 740-10-05, Income Taxes, (formerly FASB Interpretation No. 48), which provides guidance for recognizing and measuring uncertain tax positions and prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification, and disclosure of these uncertain tax positions. The Company’s policy on classification of all interest and penalties related to unrecognized tax is to record such items, if any, as a component of income tax provisions.

Value Added Tax

Operations of Jade Art in the PRC are subject to a value added tax (“VAT”) imposed by the PRC government on the purchase and sales of goods. The output VAT is charged to customers that purchase goods from the Company, and the input VAT is paid by the Company when it purchases goods from its vendors. The VAT rate is approximately 17%, depending on the types of products purchased and sold. The input VAT can be offset against the output VAT.

Concentrations of Risk

All of the Company’s operations and operational assets are located in the PRC. The Company may be adversely affected by possible political or economic instability in the PRC. The effect of these factors cannot be accurately predicted.

The Company’s cash accounts are held in PRC bank accounts which are not insured by the FDIC. As of June 30, 2010, and December 31, 2009, the Company’s cash balances, net of outstanding checks, in these bank accounts were $ 5,716,854 and $147,392, respectively.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

Major Customers

For the six-month period ended June 30, 2010, the Company had five major customers that generated sales totaling $ 8,694,115 or 100 percent of its total revenues (six months period ended June 30, 2009 – $ 6,925,026 or 100% of its total revenues). As of June 30, 2010, the receivables from these customers totaled $ 6,833,309, representing all of the Company’s accounts receivable (2009 – $ 1,887,101 or 100% of the Company’s accounts receivable).  All of the Company’s revenue is derived from sources within the PRC. The sales from major customers were as follows:

	Six Months Ended June 30, 2010				Six Month Ended June 30, 2009
Customers	Tonnage	Sales	Percentage		Tonnage	Sales	Percentage
A	599	$2,095,753	24%	%	446	$1,500,987	22%	%
B	646	2,261,136	26%	%	473	1,593,071	23%	%
C	335	1,170,036	13%	%	446	1,505,543	22%	%
D	595	2,073,938	24%	%	453	1,484,359	21%	%
E	313	1,093,252	13%	%	248	841,065	12%	%
Total	2,488	$8,694,115	100%	%	2,066	$6,925,025	100%	%

Major Supplier

For the period ended June 30, 2010, and 2009, the Company had one major supplier of raw jade, XiKai Mining, from which the Company purchased all of its raw jade. The total cost of raw jade purchased during the six months ended June 30, 2010, and 2009, from this supplier was $624,561 and $516,024, respectively.  If there are any interruptions of this source of supply, the Company would have to cease operations until an alternative source of supply of jade could be found.

Comprehensive Income

The Company presents comprehensive income in accordance with ASC 220 Comprehensive Income (formerly SFAS No. 130). ASC 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the consolidated financial statements. For the six-month periods ended June 30, 2010 and 2009, the only components of comprehensive income were the net income for the periods and the foreign currency translation adjustments.

Note 2  Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted FASB ASC Topic 105-10, Generally Accepted Accounting Principles – Overall (“Topic 105-10”).  Topic 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU’s”).  The FASB will not consider ASU’s as authoritative in their own right.  ASU’s will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
 (Unaudited)

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 3  Acquisition Deposit

On November 1, 2009, and effective November 15, 2009, the Company entered into an Investment Agreement with Shenzhen Huanyatong Investment Development Co., Ltd.  Per the Investment Agreement, the Company agreed to pay Huanyatong RMB 60,000,000 equivalent to USD$8,835,348 as an acquisition deposit, and Huanyatong agreed to assist the Company in finding an acquisition target. The term of the Investment Agreement was nine months, and based on the agreement, the acquisition deposit was to be returned to the Company with no interest before August 14, 2010, if there are no investments or acquisitions presented for consideration as of July 15, 2010. On August 3, 2010 Shenzhen Huanyatong Investment Development Co., Ltd returned RMB 60,000,000 equivalent to USD $8,835,348, to Jade Art Group.

Note 4  Exclusive Jade Distribution Rights Agreement

The Company accounts for intangible assets in accordance with ASC Topic 350, Goodwill and Other Intangible Assets (formerly named as SFAS No. 142, Goodwill and Other Intangible Assets,) which requires that intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For intangible assets with a definite life classification, the Company amortizes the asset over its useful or economic life, whichever is shorter. At least annually, the Company performs an analysis of impairment of the intangible assets. In performing this assessment, management considers current market analysis and appraisal of the asset, along with estimates of future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets. If the Company determines that an asset has been impaired, a charge to the Company’s statements of operations is recorded. As of December 31, 2009, and 2008, the Company determined that there was no impairment to the intangible assets, and the Company is not aware of any changes that would indicate an impairment as of June 30, 2010.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

In January 2008, the Company transferred its ownership in its woodcarving operations, which had been its sole business operation, and agreed to pay RMB 60 million (approximately $8.8 million) to XiKai Mining. In return, the Company received the Exclusive Jade Distribution Rights, which enable it to purchase 90 percent of the raw jade produced by XiKai’s SheTai mine at a fixed price for five years, subject to adjustment every five years thereafter. The woodcarving operations were appraised as having a fair value of USD$60,400,000 at the time of the Exchange Agreement. The appraised value plus the RMB 60 million cash payment are the basis of the valuation of the Exclusive Jade Distribution Rights Agreement.

Intangible assets consisted of the following as of June 30, 2010, and December 31, 2009:

	June 30, 2010	December 31, 2009
Exclusive Jade Distributions Rights	$72,160,538	$68,816,442

Less: Accumulated Amortization	(7,216,054)	(5,707,600)

Net Exclusive Jade Distributions Rights	$64,944,484	$63,108,842

The Company amortizes the Exclusive Jade Distribution Rights using the straight-line method over an economic useful life of 25 years. Management of the Company is of the opinion that the useful life of the Exclusive Jade Distribution Rights (25 years) is shorter than the 50-year term of the agreement due to uncertainties regarding the practical life of the SheTai Jade mine, its production capacity, quality of jade produced, the market price of jade acquired, and the strength of the Company’s markets in the PRC. In addition, the use of the straight-line method of amortization of the value of Exclusive Jade Distribution Rights is based on management’s uncertainty of the future level of production and sale of jade.

Amortization expense of the intangible asset has been included in Cost of Sales, as it represents a component of the cost of the jade product acquired by the Company. The amortization expenses were $ 1,437,664, and $1,434,046, for the six months ended June 30, 2010, and June 30, 2009, respectively.

Future amortization of these costs is as follows:

Remainder of 2010	$1,433,368
2011	2,871,032
2012	2,871,032
2013	2,871,032
2014	2,871,032
Thereafter	52,026,988
$64,944484

Note 5  Accrued Expenses

As of June 30, 2010, and December 31, 2009, an unrelated party had advanced to the Company $773,845 and $723,090, respectively. These advances are included in accounts payable and consisted of payments made on behalf of the Company by the unrelated party for expenses incurred by the Company. These amounts are payable by the Company on demand, are unsecured, and bear no interest.

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

Note 6  Commitments and Contingencies

Employee Benefits

As required under certain relevant PRC laws, the Company participates in the following employee benefits plans: (i) medical insurance plan; (ii) unemployment insurance plan, and (iii) state pension plan, all of which are organized by PRC municipal and provincial governments (collectively, the “General Employee Benefits”). The Company is required to contribute a fixed percentage of payroll costs to the General Employee Benefits scheme to fund the benefits. The only obligation of the Company with respect to the plan is to make the specified contributions. The Company’s contributions to the plan for the six months ended June 30, 2010, and June 30, 2009, were $7,946 and $6,912, respectively.

Lease Obligations

All noncancellable  leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

On December 10, 2007, the Company entered into a lease agreement with GuoXi Group located at Yujiang City of Jiangxi Province in the PRC for administrative operations. The lease has been extended to monthly payments of RMB 20,000 (approximately $2,929). Future minimum lease payments are as follows:

Year	Amount
2010	$17,603

Rent expense for the six months ended June 30, 2010, and 2009, were $17,603 and $17,565, respectively.  The rent expense was for the office space relating to managing the operations of the jade distribution business.
Note 7  Income Tax

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

The enterprise income tax rate for both Foreign Investment Enterprises and domestic companies of the PRC is set at 25 percent, any enterprise that is established in China in accordance with the law or an enterprise that is established in accordance with the a foreign country but whose actually management organization is in China is subject to Enterprise Income Tax.

Components of deferred tax assets as of June 30, 2010, and December 31, 2009, respectively were as follows:

	June 30, 2010	December 31, 2009
Net operating loss carry forward	$150,514	$257,749
Allowance for doubtful accounts	62,823	-
Valuation allowance	$(150,514)	$(257,749)
Net deferred tax asset	$62,823	$-

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

 Note 8  Statutory Earnings Reserve

As stipulated by the Company Law of the PRC, net income after taxes can only be distributed as dividends after appropriation has been made for the following: (i) making up cumulative prior years’ losses, if any; and (ii) allocations to the “statutory earnings reserve” of at least 10 percent of income after taxes, as determined under PRC accounting rules and regulations, until that equals to 50 percent of the Company’s registered capital; and (iii) if approved in the stockholders’ general meeting. This regulation was included in the Articles of Incorporation when the Company was formed and is applied by the Company. As of June 30, 2010, and December 31, 2009, the total statutory reserve was $3,678,080.

Note 9  Common Stock

The Company has one class of voting common stock with 500,000,000 shares authorized, par value $0.001 per share, and 79,980,000 shares issued and outstanding as of June 30, 2010, and December 31, 2009. Dividends relating to the period prior to the Merger Transaction of $2,264,851 and $12,069,649 were evidenced as promissory notes, and paid during the periods ended December 31, 2009, and 2008, respectively. No dividends were declared during the years ended December 31, 2009, and 2008, or for the six-month period ended June 30, 2010.

Note 10  Common Stock Warrants and Options

Warrants

On January 17, 2008, the Company granted warrants to purchase 333,333 shares of the Company’s common stock at a price of $3.24 to its investor relations firm pursuant to a consulting agreement which the Company entered into with this firm. These warrants can be exercised over a three-year period. The consulting expense computed by the Black-Scholes pricing model for these services was recognized on a straight-line basis over the one-year period of the related consulting contract. The warrants have not been exercised since the date of grant, and the 333,333 warrants were outstanding as of June 30, 2010.  No additional warrants were granted or exercised since these warrants were issued. The remaining life of these warrants as of June 30, 2010, was 0.54 years.

Note 11  Subsequent Event

On November 1, 2009, and effective November 15, 2009, the Company signed an investment agreement with Shenzhen Huanyatong Investment Development Co., Ltd.  (“Huanyatong”).  The Company agreed to pay Huanyatong RMB 60,000,000 equivalent to USD$8,835,348 as a deposit made in anticipation of possible further investment and acquisition activity. It had been expected that Huanyatong would return this deposit with no interest by August 14, 2010, if there are no investments or acquisitions under consideration as of July 15, 2010.

On August 3, 2010, due to no investment and acquisition activity prior to July 15, 2010, Huanyatong returned the RMB 60,000,000 deposit to the Company.  If in the future a suitable acquisition candidate is identified, the Company may elect to redeposit RMB 60,000,000, equivalent to USD$8,835,348, or some other amount with Huanyatong.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

Jade Art Group Inc. (referred to in this Quarterly Report on Form 10-Q as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Quarterly Report, other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "plan," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Forward-looking statements are subject to certain known and unknown risks and uncertainties, which may cause our actual results, performance or achievements to differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise forward-looking statements to reflect any future events or circumstances. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, and in our Quarterly Reports to be filed with the Securities and Exchange Commission, together with the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the availability of raw products and other supplies, competition, environmental risks, the prices of goods and services, government regulations, and political and economic factors in the People's Republic of China ("China" or the "PRC") in which our operating subsidiaries operate.

Overview

The Company is a seller and distributor in the PRC of raw jade, ranging in uses from decorative construction material for both the commercial and residential markets to high-end jewelry. For more than 30 years, the Company's business had consisted of manufacturing and selling hand and machine-carved wood products, such as furniture, architectural accents and Buddhist figurines, in China. Commencing in 2007, we experienced a reduction of revenue from our woodcarving business, which largely resulted from increased competition. As a result, we decided to dispose of our wood products business and to enter the business of raw jade sales and distribution, which management believed presented a better long-term growth potential. On January 11, 2008, we formed a new wholly owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited ("JST"), to engage in the sale and distribution of raw jade throughout China. Our goal was, and continues to be, to develop a meaningful participation in China’s raw jade market and to eventually vertically integrate our raw jade distribution activities with jade processing, carving, polishing, and, at a later date, retail sales.

On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Exchange Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the Exchange Agreement, XiKai Mining committed to sell to the Company 90 percent of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, for a period of 50 years (the "Exclusive Rights"). In exchange for these Exclusive Rights, the Company agreed to pay XiKai Mining RMB 60 million (approximately $8.8 million) by March 31, 2009, and to transfer to XiKai Mining 100 percent of our ownership interest in all of the Company's woodcarving operations, which were contained in Jiangxi XiDa. This transfer of Jiangxi XiDa was made on February 20, 2008.

XiKai Mining is the Company's sole source for raw jade. Under the Exchange Agreement, the Company’s price for the raw jade material has been set for the first five years at RMB 2,000 (approximately $295) per metric ton, and is subsequently subject to renegotiation every five years with price adjustments not to exceed 10 percent. This mine commenced operation in 2002, and its annual capacity in 2009 was estimated to be approximately 25,000 metric tons. It has one of the largest jade reserves in China. According to a survey report issued by the Inner Mongolia Geological Institution, the mine has proven and probable reserves of approximately six million metric tons. SheTai Jade is a form of jadeite found in the mountain ranges of Inner Mongolia, China. The jade from the SheTai mine is stainless, non-corrosive, non-weathering and resists fading. Observers have stated that it has a glassy luster and a pure and an attractive green color. It is also harder and more durable than  many other forms of jade. As a result of such characteristics, the Company believes that SheTai Jade has a broad spectrum of applications, ranging from commercial and residential construction and decorative jade artwork to intricately carved jade jewelry.

The supply of Jade from XiKai Mining was interrupted on June 10, 2008, when an earthquake damaged the only road on which raw jade is transported from XiKai Mining's warehouse. A smaller service road was still navigable, allowing basic mining operations to continue. The mine was able to continue to mine raw jade, cut jade, and to prepare the jade for transport by the Company's customers. However, due to the tonnage load, the actual shipment of raw jade from the warehouse by the Company's customers was completely halted. The road was subsequently repaired, and the shipment of raw jade from the mine commenced again on September 23, 2008.

Results of Operations

The following tables present certain information, derived from the consolidated statements of operations and comprehensive income of the Company, for the three-month and six-month periods ended June 30, 2010, and June 30, 2009.

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$2,783,244	$1,957,997	$825,247	42%
Cost of Sales	918,902	859,428	59,474	7%
Gross Profit	1,864,342	1,098,569	765,773	70%
Selling, General and Administrative Expenses	184,684	308,238	(123,554)	(40%)
Income from Operations	1,679,658	790,331	889,327	113%
Interest Income	5,029	(5,112)	10,141	n/m
Income before Taxes	1,684,687	785,219	899,468	115%
Provision for Income Taxes	(609,419)	(424,941)	184,478	43%
Net Income	$1,075,268	$360,278	714,990	198%

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$8,694,115	$6,925,026	$1,769,089	26%
Cost of Sales	2,061,538	1,950,070	111,468	6%
Gross Profit	6,632,577	4,974,956	1,657,621	33%
Selling, General and Administrative Expenses	473,698	642,869	(169,171)	(26%)
Income from Operations	6,158,879	4,332,087	1,826,792	42%
Interest Income	9,627	(4,831)	14,458	n/m
Income before Taxes	6,168,506	4,327,256	1,841,250	43%
Provision for Income Taxes	(1,854,127)	(1,517,933)	336,194	22%
Net Income	$4,314,379	$2,809,323	$1,505,056	54%

Revenue

Subsequent to the Company’s acquisition of the Exclusive Distribution Rights pursuant to the Exchange Agreement, the Company's sales revenue has been derived solely from the sale of raw jade.

The revenue for the three and six months ended June 30, 2010 from the sale of raw jade was $2,783,244 and $8,694,115, compared to $1,957,997 and $6,925,026 for the three and six months ended June 30, 2009, an increase of $825,247 and $1,769,089, or 42% and 26%, respectively. This resulted from a higher volume of orders for raw jade received by the Company from its customers due, we believe, in part, to an improved economic environment. Tonnage shipped increased by 20.4% to 2,488, and price per metric ton increased 4.5% during the first six months of 2010 as compared to the first six months of 2009 which reflecting slightly higher size and grade of jade being shipped. After a slowing of its growth, the Chinese economy appears to be showing improvement. This has had a positive impact on the commercial and residential construction markets and the jade jewelry market into which the Company sells raw jade.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Tonnage	791	573	2,488	2,067
Price	$3,518	$3,419	$3,500	$3,350

Cost of Sales

The cost of sales was $ 2,061,538 during the six months ended June 30, 2010, compared to $1,950,070 during the six months ended June 30, 2009, an increase of $111,468 or 6%. For the three months ended June 30, 2010, and 2009, cost of sales were $918,902 and $859,428 respectively, reflecting an increase of $59,474 or 7%. The increases are due to the increased tonnage shipped in 2010.

These costs for the first six months of 2010, and 2009, include the amortization of Exclusive Jade Distribution Rights, which were $1,438,298 and $1,434,666, respectively.

Gross Profit

The resulting gross profit for the three and six months ended June 30, 2010, was $1,864,342 and $6,632,577, which represented approximately 67% and 76% of revenue, compared to $1,098,569 and $4,974,956 for the three and six months ended June 30, 2009, which represented approximately 56% and 72% of revenue. The increase in the gross profit as a percentage of revenue reflects the benefit of the amortization of the Exclusive Distribution Rights Agreement being spread over a higher level of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $473,698 for the six months ended June 30, 2010, compared to $642,869 for the six months ended June 30, 2009, a decrease of $169,171, or 26%. For the three months ended June 30, 2010, and 2009, Selling, General and Administrative Expenses were $184,684 and $308,238 respectively, a decrease of $123,554, or 40%.  These decreases were mainly attributable to the decrease in the Company's promotional expenses, since the Company’s sales in 2010 were solely derived from our existing customers.

Income before Taxes

Income before taxes for the three and six months ended June 30, 2010, was $1,684,687 and $6,168,506, respectively, compared to levels for the three and the six months ended June 30, 2009, of $785,219 and $4,327,256, due to the increase in sales in 2010.

Provision for Income Tax

The provision for income taxes for the three and six months ended June 30, 2010, was $609,419 and $1,854,127, respectively, compared to $424,941 and $1,517,933 for the three and six months ended June 30, 2009, respectively. These variances represent increases of 43.4% and 22%, respectively, and these percentage increases are lower than the respective increases in the pre-tax income due to the non-deductibility of the amortization of the Exclusive Distribution Rights Agreement for Chinese tax purposes.

Net Income

The net income for the three and six months ended June 30, 2010, was $1,075,268 and $4,314,379, respectively, compared to $360,278 and $2,809,323, respectively, for the three and six months ended June 30, 2009, such increases were $714,990 and $ 1,505,056, or 198% and 54%, respectively. These increases are due to the increases in our sales revenue during those periods relative to the prior year’s comparable period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, the Company's cash and cash equivalents were $ 5,716,855, as compared to $147,392 as of December 31, 2009. This increase of $5,569,463 since December 31, 2009, consisted of the following:

Cash Flows

	Six Months Ended June 30,
	2010	2009
Net Cash provided by operating activities	$5,516,650	$2,170,868
Net cash used in investing activities	-	-
Net cash used in financing activities	-	(2,264,851)
Effect of exchange rate changes	52,813	26,191
Net cash inflow (outflow)	$5,569,463	$(67,792)

During the six months ended June 30, 2010, the Company met its working capital requirements by using its operating cash flows.

Net Cash Provided by Operating Activities

During the six months ended June 30, 2010, the Company had net cash flows from operating activities of $5,516,650, compared to $2,170,868 for the six months ended June 30, 2009, an increase of $ 3,345,782. The increase was primarily attributable to an increase in net income of $1,505,056, and a reduction in accounts receivable due to intensified collections.

Net Cash Used in Investing Activities and Financing Activities

The Company had no Investing Activities during the six months ended June 30, 2010, and none for the six months ended June 30, 2009.

During the first six months of 2009, the Company paid $2,264,851 on its outstanding notes. There was no financing activity during the first six months of 2010.

The Company has received orders from, and make sales to, its existing customers through the six months ended June 30, 2010. However, the Company has not obtained new customers since the second quarter of 2008. The Company and its existing customers have agreed to have future sales orders based on verbal contracts.

Due to the nature of the Company's business as a seller and distributor of raw jade, principal components of the Company's overhead, such as salaries and lease obligations, are relatively low. Management presently anticipates that the Company's cash on hand and cash expected to be generated from operating activities will be sufficient to finance the Company's current operations through December 31, 2010.

The Company does not currently have any credit facilities with banks or other lenders.  Furthermore, obtaining such financing may be difficult and costly and potentially more dilutive to our existing investors. The failure to secure such financing, if it were to be required, on favorable terms could have a material adverse affect on our operations.

Critical Accounting Policies and Estimates

See “Note 1. Summary of Significant Accounting Policies”  in “Item 1. Financial Statements” herein for a discussion of the critical accounting policies and estimates adopted in this Quarterly Report on Form 10-Q.

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

As of June 30, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principles (US GAAP) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

The Company employs a relatively small number of professionals in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

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

•	We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.

•	We will increase our accounting and financing personnel resources, by retaining more US GAAP knowledgeable financial professionals.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

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

JADE ART GROUP INC.

Date: August 16, 2010	/s/ Hua-Cai Song
Hua-Cai Song
Chief Executive Officer (Principal
Executive Officer)

Date: August 16, 2010	/s/ Chen-Qing Luo
Chen-Qing Luo
Chief Financial Officer (Principal Financial
and Accounting Officer)