Form 10-Q
period 2010-09-30
Jade Art Group Inc.
filed 2010-11-15
CIK 1370823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

646-688-3466
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
Yes ☐ No  ☒

As of November 12, 2010, 79,980,000 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

JADE ART GROUP INC.
Form 10-Q

INDEX

Item 1.  Financial Statements

JADE ART GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010, AND DECEMBER 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,270,724	$147,392
Accounts receivable-
Trade	6,932,881	7,752,004
Less-Reserve for doubtful accounts	(1,019,064)	(250,000)
Total account receivable	5,913,817	7,502,004
Deferred tax assets- current	254,766	-
Total current assets	22,439,307	7,649,396
Property and Equipment:
Office furniture and equipment	6,659	6,526
Less - Accumulated depreciation	(2,810)	(1,825)
Net Property and equipment	3,849	4,701
Other Assets:
Acquisition deposit	-	8,787,089
Exclusive jade distribution rights, net	65,115,169	63,108,842
Total other assets	65,115,169	71,895,931
Total Assets	$87,558,325	$79,550,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable-trade and accrued liabilities	$584,679	$270,960
Due to related party	785,826	723,090
Taxes payable	566,436	2,050,385
Total current liabilities	1,936,941	3,044,435
Total Liabilities	1,936,941	3,044,435

Commitments and Contingencies
Stockholders' Equity:
Common stock, Par value $0.001 per share; 500,000,000 shares authorized;	79,980	79,980
79,980,000 shares issued and outstanding in 2010 and 2009
Additional paid-in capital	3,320,913	3,311,330
Statutory earnings reserve	3,678,080	3,678,080
Accumulated other comprehensive income	5,662,834	1,106,581
Retained earnings	72,879,577	68,329,622
Total Stockholders' equity	85,621,384	76,505,593
Total Liabilities and Stockholders' Equity	$87,558,325	$79,550,028

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

INDEX

JADE ART GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010, AND SEPTEMBER 30, 2009 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$2,330,773	$10,667,585	$11,024,888	$17,592,611

Cost of sales	886,093	1,486,437	2,947,631	3,436,507

Gross profit	1,444,680	9,181,148	8,077,257	14,156,104

Selling, general and administrative expenses	130,832	531,484	353,157	1,174,353

Bad debt expense	767,691	-	1,019,064	-

Income from operations	546,157	8,649,664	6,705,036	12,981,751

Interest income, net, and other	11,623	3,578	21,250	(1,253)

Income before taxes	557,780	8,653,242	6,726,286	12,980,498

Provision for income taxes	(322,204)	(2,359,012)	(2,176,331)	(3,876,945)

Net Income	$235,576	$6,294,230	$4,549,955	$9,103,553

Earnings Per Common Share:
Earnings per common share - Basic	$0.00	$0.08	$0.06	$0.11
Earnings per common share - Diluted	$0.00	$0.08	$0.06	$0.11

Weighted Average Number of Common Shares
Outstanding - Basic	79,980,000	79,980,000	79,980,000	79,980,000
Outstanding - Diluted	79,980,000	79,980,000	79,980,000	80,300,755

Comprehensive Income:
Net Income	$235,576	$6,294,230	$4,549,955	$9,103,553
Foreign currency translation adjustment	1,182,883	13,370	4,556,253	39,561
Total Comprehensive Income	$1,418,459	$6,307,600	$9,106,208	$9,143,114

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

INDEX

JADE ART GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AND SEPTEMBER 30, 2009 (Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Net Cash Provided by Operating Activities:
Net income	$4,549,955	$9,103,553
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,157,703	2,152,262
Deferred tax	(254,766)	-
Valuation of warrants and options	9,583	72,731
Changes in net assets and liabilities-
Accounts receivable-
Trade	1,588,187	(6,890,813)
Other	-	(15,977)
Accounts payable - trade and accrued liabilities	376,455	403,706
Advances from customers	-	(146,314)
Taxes payable	(1,675,892)	1,817,202
Net Cash Provided by Operating Activities	6,751,225	6,496,350

Net Cash Provided by Investing Activities:
Acquisition deposit returned	8,787,089	-
Purchases of property and equipment	-	-
Net Cash Provided by Investing Activities	8,787,089	-

Net Cash Used in Financing Activities:
Payment of Notes Payable	-	$(2,264,851)
Net Cash Used in Financing Activities	-	$(2,264,851)

Effect of Exchange Rate Changes on Cash	585,018	39,561

Net Increase (Decrease) in Cash and Cash Equivalents	16,123,332	$4,271,060

Cash and Cash Equivalents - Beginning of Period	147,392	68,956

Cash and Cash Equivalents - End of Period	$16,270,724	$4,340,016

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$5,418
Income Taxes	3,607,182	4,623,068

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

INDEX

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
 (Unaudited)

Note 1  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Jade Art Group Inc. (the “Company” or “Jade Art”) was incorporated under the laws of the State of Nevada on September 30, 2005, as Vella Productions, Inc. (“Vella”).  For the period from inception (September 30, 2005) through September 30, 2007, the Company generated no revenues.

On October 1, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with its wholly owned subsidiary, VELLA Merger Sub, Inc., Guoxi Holding Limited ("GHL"), a British Virgin Islands holding Company founded on July 28, 2006, and each of the shareholders of GHL.

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

At the time of the Merger Transaction, Jiangxi XiDa was engaged in the production of traditional art products, including religious woodcut lacquer, woodcut decorated furniture, and woodcut decorations used in buildings and for display. As a result of the Merger Transaction, GHL became a wholly owned subsidiary of the Company, which, in turn, made the Company the indirect owner of Jiangxi XiDa. Under the Merger Agreement, in exchange for surrendering their shares in GHL, the GHL stockholders received an aggregate of (i) 68,900,000 newly issued shares of the Company's common stock, par value $.001 per share, and (ii) $14,334,500, in the form of promissory notes resulting from declared dividends, payable on or before the first year anniversary of the Merger Transaction. Such consideration, including participation in the promissory notes, was distributed pro rata among the GHL stockholders in accordance with their respective ownership interests in GHL immediately before the completion of the Merger Transaction. Based on the consent of Jade Art’s Board of Directors and all of the GHL stockholders, the due date for payment of the promissory notes was later extended to March 31, 2009.  Subsequent to December 31, 2008, the Company again amended the due date of the promissory notes to March 31, 2010. During the year ended December 31, 2008, the Company paid $12,069,649 in principal related to the promissory notes. In addition, during the year ended December 31, 2009, the Company paid an additional $2,264,851 in principal payments on the promissory notes with accrued interest of $5,418 as the amendment includes interest to be applied at a rate of 4 percent perannum. As such, as of December 31, 2009, the Company had discharged all of its obligations related to the promissory notes under the Merger Agreement.

Under accounting principles generally accepted in the United States, the share exchange completed under the Merger Agreement was considered as a capital transaction in substance, rather than a business combination. As such, GHL is considered to have acquired the Company by reverse merger. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company, GHL and GHL’s wholly owned subsidiary (Jiangxi XiDa) brought forward at their historical bases. The costs associated with the reverse merger were expensed as incurred.

On November 8, 2007, the Company amended and restated its Articles of Incorporation to change the name of the entity to Jade Art Group Inc. In addition, on January 11, 2008, the Company formed a new, wholly owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited (“JST”), to engage in the processing and sale of jadeite and jade.  JST is a wholly owned subsidiary of GHL.

INDEX

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND SEPTEMBER 30, 2009
(Unaudited)

On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Exclusive Jade Distribution Rights Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the terms of the Exclusive Jade Distribution Rights Agreement, XiKai Mining agreed to sell to the Company 90 percent of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, PRC, for a period of 50 years. In exchange for the Exclusive Jade Distributions Rights, the Company agreed to pay RMB 60 million (at the time, approximately $8.8 million) to XiKai Mining by March 31, 2009, and XiKai Mining has granted the Company a five-year security interest and first priority lien on XiKai Mining’s 100 percent ownership interest of Jiangxi XiDa Wooden Carving Lacquerware Co., Ltd which was contained in and conducted by Jiangxi XiDa. The transfer of Jiangxi XiDa to XiKai Mining under the Exclusive Jade Distribution Rights Agreement was completed on February 20, 2008.

The Exclusive Jade Distribution Rights Agreement further provides that, if the Company requests, production of jade by XiKai Mining will be no less than 40,000 metric tons per year (the "Minimum Commitment"), with an initial average cost per ton to be paid by the Company of not more than RMB 2,000 (approximately $300). The cost per ton paid by Jade Art is subject to renegotiation every five years during the term of the Exclusive Jade Distribution Rights Agreement, with adjustments not to exceed 10 percent of the cost for the immediately preceding five-year period. Failure by XiKai Mining to supply raw jade material ordered by the Company within the Minimum Commitment level during any of the initial five years of the Exclusive Jade Distribution Rights Agreement entitles the Company to payment from XiKai Mining of RMB 18,000 (approximately $2,690) for each ton ordered by but not supplied to the Company during any such fiscal year.

The Company’s PRC subsidiaries are not “WFOEs.” The Company discusses PRC regulations, and what risks these regulations represent to the Company’s operations, in the “Risk Factors” section of the 2009 10-K on page 7. In the business section of future 10-Q filings the Company will refer readers to these PRC regulatory risk factors.

The Company’s current business operations include the sale and distribution of raw jade. For the period from the date of completion of the Exclusive Jade Distribution Rights Agreement through September 30, 2010, the principal operations of the Company have been the sale and distribution of raw jade.

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

Unaudited Interim Consolidated Financial Statements

The interim consolidated balance sheets of the Company as of September 30, 2010, and the interim consolidated results of operations and cash flows for the three-month and nine-month periods ended September 30, 2010, and September 30, 2009, are unaudited.  However, in the opinion of management, these interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Jade Art Group Inc.’s consolidated financial position as of September 30, 2010, the results of its operations for the three-month and nine-month periods ended September 30, 2010, and September 30, 2009, and its cash flows for the nine-month periods ended September 30, 2010, and September 30, 2009. These consolidated financial statements have been prepared in conformity with GAAP for interim reporting, and in accordance with the requirements of Form 10-Q. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of operating results for the full year ending December 31, 2010.

INDEX

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND SEPTEMBER 30, 2009
(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC Topic 830, Foreign Currency Matters (formerly SFAS No. 52, Foreign Currency Translation). The functional currency of Jade Art is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all consolidated assets and liabilities are translated into United States Dollars using the current exchange rate in effect at the end of each fiscal period. The currency exchange rates used by the Company as of September 30, 2010, and December 31, 2009, to translate the assets and liabilities into United States dollars were 6.6981:1 and 6.8282:1, respectively. Consolidated revenues and expenses were translated using the average exchange rates prevailing throughout the nine-month periods ended September 30, 2010, and September 30, 2009, which amounted to 6.8164:1 and 6.8318:1, respectively. Translation adjustments are included in accumulated other comprehensive income in the accompanying consolidated balance sheets. For the three and nine month periods ended September 30, 2010, the only components of comprehensive income were the net income for the periods and the foreign currency translation adjustments.  The effect of the foreign currency translation adjustment was to increase comprehensive income by $1,182,883 and $4,556,253 for the three and nine month periods ended September 30, 2010, respectively, including $4,343,857 for the nine month period representing the increased net dollar value of the Exclusive Jade Distribution Rights from its original recorded value in January 2008 to September 30, 2010.

Cash and Cash Equivalents

For purposes of reporting within the consolidated statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business and mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is recorded based on management’s assessment of the aging of the payment credit history with the customers and current relationships with them. Specific provisions are recorded when events or changes in circumstances indicate that the balances may not be collectible. As of September 30, 2010, and December 31, 2009, the balances of the allowance for doubtful accounts were $1,019,064 and $250,000, respectively. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary.

INDEX

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND SEPTEMBER 30, 2009
 (Unaudited)

Property and Equipment

Property and equipment is stated at cost. Betterments and improvements are capitalized and depreciated over their estimated useful lives. Leaseholds are depreciated over the lesser of lease life or useful life. Repairs and maintenance expenditures are charged to operations as incurred. When assets are disposed of, the cost and related accumulated depreciation (together, the net book value of the assets) are eliminated, and any resulting gain or loss is reflected in operations. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives are as follows:

                      Office furniture and equipment                 5 years

Revenue Recognition

The Company recognizes revenues when goods are shipped, a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. Typical shipment terms for all customers are FOB shipping point. Goods are considered shipped and delivered when a customer’s truck receives the goods at the finished goods inventory location.

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

INDEX

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND SEPTEMBER 30, 2009
(Unaudited)

Accounting for Stock-Based Compensation

The Company uses the fair value recognition provision of FASB ASC Topic 718, Compensation-Stock Compensation (formerly SFAS No. 123(R)), which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments over the vesting period based on the grant date fair value of such instruments

The Company also applies the provisions of FASB ASC Topic 505-50, Equity Based Payments to Non-Employees (formerly EITF 96-18) to account for stock-based compensation awards issued to non-employees for services.  Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

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

Value Added Tax

Operations of Jade Art in the PRC are subject to a value added tax (“VAT”) imposed by the PRC government on the purchase and sale of goods. The output VAT is charged to customers that purchase goods from the Company, and the input VAT is paid by the Company when it purchases goods from its vendors. The VAT rate is approximately 17%, depending on the types of products purchased and sold. The input VAT can be offset against the output VAT.

INDEX

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND SEPTEMBER 30, 2009
(Unaudited)

Concentrations of Risk

All of the Company’s operations and operational assets are located in the PRC. The Company may be adversely affected by possible political or economic instability in the PRC. The effect of these factors cannot be accurately predicted.

The Company’s cash accounts are held in PRC bank accounts which are not insured by the FDIC. As of September 30, 2010, and December 31, 2009, the Company’s cash balances, net of outstanding checks, in these bank accounts were $16,270,724 and $147,392, respectively.

Major Customers

For the nine month period ended September 30, 2010, the Company had five major customers that generated sales totaling $11,024,888 or 100 % of its total revenues (nine months period ended September 30, 2009 – $17,592,611 or 100% of its total revenues). As of September 30, 2010, the receivables from these customers totaled $6,932,881, representing all of the Company’s accounts receivable (2009 – $8,403,574 or 100% of the Company’s accounts receivable).  Shipment to customers A and E were suspended in the three months ended September 30, 2010 due to delays in their payment of past due billings. All of the Company’s revenue is derived from sources within the PRC. The sales to major customers were as follows:

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
Customers	Tonnage	Sales	Percentage	Tonnage	Sales	Percentage
A	599	$2,095,969	19%	1,074	$3,684,634	21%
B	893	3,124,036	28%	1,152	3,955,953	22%
C	532	1,859,933	17%	1,075	3,678,340	21%
D	817	2,851,585	26%	1,084	3,674,823	21%
E	313	1,093,365	10%	756	2,598,861	15%
Total	3,154	$11,024,888	100%	5,141	$17,592,611	100%

Major Supplier

For the periods ended September 30, 2010, and September 30, 2009, the Company had one major supplier of raw jade, XiKai Mining, from which the Company purchased all of its raw jade. The total cost of raw jade purchased during the nine months ended September 30, 2010, and 2009, from this supplier was $790,913 and $1,215,176, respectively.  If there are any interruptions of this source of supply, the Company would have to cease operations until an alternative source of supply of jade could be found.

Comprehensive Income

The Company presents comprehensive income in accordance with ASC 220 Comprehensive Income (formerly SFAS No. 130). ASC 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the consolidated financial statements. For the nine month periods ended September 30, 2010 and September 30, 2009, the only components of comprehensive income were the net income for the periods and the foreign currency translation adjustments.

INDEX

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND SEPTEMBER 30, 2009
 (Unaudited)

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

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for fiscal quarters beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 3  Acquisition Deposit

On November 1, 2009, and effective November 15, 2009, the Company entered into an Investment Agreement with Shenzhen Huanyatong Investment Development Co., Ltd.  Per the Investment Agreement, the Company agreed to pay Huanyatong RMB 60,000,000, which was the equivalent of USD$8,787,089 as of December 31, 2009, as an acquisition deposit, and Huanyatong agreed to assist the Company in finding an acquisition target. The term of the Investment Agreement was nine months, and based on the agreement, the acquisition deposit was returned in full to the Company with no interest on August 3, 2010.

INDEX

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND SEPTEMBER 30, 2009
(Unaudited)

Note 4  Exclusive Jade Distribution Rights Agreement

The Company accounts for intangible assets in accordance with ASC Topic 350, Goodwill and Other Intangible Assets (formerly named as SFAS No. 142, Goodwill and Other Intangible Assets,) which requires that intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For intangible assets with a definite life classification, the Company amortizes the asset over its useful or economic life, whichever is shorter. At least annually, the Company performs an analysis of impairment of the intangible assets. In performing this assessment, management considers current market analysis and appraisal of the asset, along with estimates of future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets. If the Company determines that an asset has been impaired, a charge to the Company’s statements of operations is recorded. As of December 31, 2009, and December 31, 2008, the Company determined that there was no impairment to the intangible assets, and the Company will evaluate the realizability of the intangible assets as of December 31, 2010.

In January 2008, the Company transferred its ownership in its woodcarving operations, which had been its sole business operation, and agreed to pay RMB 60 million (at that time, approximately $8.8 million) to XiKai Mining. In return, the Company received the Exclusive Jade Distribution Rights, which enable it to purchase 90 percent of the raw jade produced by XiKai’s SheTai mine at a fixed price for five years, subject to adjustment every five years thereafter. The woodcarving operations were appraised as having a fair value of USD$60,400,000 at the time of the Exchange Agreement. This appraised value plus the RMB 60 million cash payment are the basis of the valuation of the Exclusive Jade Distribution Rights Agreement.

Intangible assets consisted of the following as of September 30, 2010, and December 31, 2009:

	September 30, 2010	December 31, 2009
Exclusive Jade Distributions Rights	$73,160,299	$68,816,442

Less: Accumulated Amortization	(8,045,060)	(5,707,600)

Net Exclusive Jade Distributions Rights	$65,115,169	$63,108,842

The Company amortizes the Exclusive Jade Distribution Rights using the straight-line method over an economic useful life of 25 years. Management of the Company is of the opinion that this 25 years life of the Exclusive Jade Distribution Rights is shorter than the 50-year term of the agreement due to uncertainties regarding the practical life of the SheTai Jade mine, its production capacity and levels, quality of jade produced, the market price of jade acquired, and the strength over an extended time period of the Company’s markets in the PRC. In addition, the Company has decided to use the straight-line method of amortization of the value of Exclusive Jade Distribution Rights due to the same uncertainties.

Amortization expense of the intangible asset has been included in Cost of Sales, as it represents a component of the cost of the jade product acquired by the Company. The amortization expenses were $2,156,718, and $2,151,331, for the nine months ended September 30, 2010, and September 30, 2009, respectively.

INDEX

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND SEPTEMBER 30, 2009
(Unaudited)

Future amortization of these costs is as follows:

Remainder of 2010	$714,314
2011	2,871,032
2012	2,871,032
2013	2,871,032
2014	2,871,032
2015	2,871,032
Thereafter	$50,045,695
65,115,169

Note 5  Due to Related Party

As of September 30, 2010, and December 31, 2009, a related party had advanced to the Company $785,826 and $723,090, respectively. These advances consisted of payments made on behalf of the Company by the shareholder for expenses incurred by the Company. These amounts are payable by the Company on demand, are unsecured, and bear no interest.

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

On December 10, 2007, the Company entered into a lease agreement with GuoXi Group located at Yujiang City of Jiangxi Province in the PRC for administrative operations. The lease has been extended to monthly payments of RMB 20,000 (approximately $2,990).

Rent expense for the nine months ended September 30, 2010, and September 30, 2009, were $26,407 and $26,342, respectively.  The rent expense was for the office space relating to managing the operations of the jade distribution business.

INDEX

JADE ART GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND SEPTEMBER 30, 2009
(Unaudited)

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

United States Taxation

Jade Art was incorporated in the State of Nevada and is subject to the U.S. federal income tax and state statutory income tax rates of up to 35% and 0%, respectively.

PRC Taxation

JiangXi SheTai Jade Industrial Company Limited (“JST”) is a PRC operating Company and is subject to PRC Enterprise Income Tax

The enterprise income tax rate for both Foreign Investment Enterprises and domestic companies of the PRC is set at 25 percent. Any enterprise that is established in China in accordance with the law or an enterprise that is established in accordance with the law of a foreign country but whose actual management organization is located in China is subject to Enterprise Income Tax.

The provisions for income taxes for the nine months ended September 30, 2010, and the year ended December 31, 2009, were as follows:

	For nine months ended September 30, 2010	December 31, 2009
Provision for income taxes
Current tax provision- PRC	$2,431,907	$3,876,945
Deferred tax provision	(254,766)	-
Total provision for income taxes	$2,176,331	$3,876,945

The current deferred tax assets are derived from Reserve for doubtful accounts.

The reconciliations of the PRC statutory tax rate to the Company’s effective tax rate for the nine month periods ended September 30, 2010 and September 30, 2009 are as follows:

	For the nine month ended September 30,
	2010	2009
PRC statutory tax rate	25.0%	25.0%
Non deductibility of amortization of the Exclusive Jade Distribution Right	8.0%	4.1%
Inability to record tax benefit on US losses	0.3%	0.7%
Other	(0.9%)	0.1%
Effective tax rate	32.4%	29.9%

INDEX

Note 8  Statutory Earnings Reserve

As stipulated by the Company Law of the PRC, net income after taxes can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “statutory earnings reserve” of at least 10 percent of income after taxes, as determined under PRC accounting rules and regulations, until that equals 50 percent of the Company’s registered capital; (iii) if approved in the stockholders’ general meeting. This regulation was included in the Company’s Articles of Incorporation when the Company was formed and is applied by the Company. As of September 30, 2010, and December 31, 2009, the total statutory reserve was $3,678,080.

Note 9  Common Stock

The Company has one class of voting common stock with 500,000,000 shares authorized, par value $0.001 per share, and 79,980,000 shares issued and outstanding as of September 30, 2010, and December 31, 2009. Dividends relating to the period prior to the Merger Transaction of $2,264,851 and $12,069,649 were evidenced as promissory notes, and paid during the years ended December 31, 2009, and December 31, 2008, respectively. No dividends were declared during the years ended December 31, 2009, and 2008, or for the nine month period ended September 30, 2010.

Note 10  Common Stock Warrants

On January 17, 2008, the Company granted warrants to purchase 333,333 shares of the Company’s common stock at a price of $3.24 to its investor relations firm pursuant to a consulting agreement into which the Company entered with this firm. These warrants can be exercised over a three-year period. The consulting expense computed by the Black-Scholes pricing model for these services was recognized on a straight-line basis over the one-year period of the related consulting contract. The warrants have not been exercised since the date of grant, and all the warrants were outstanding as of September 30, 2010.  No additional warrants were granted or exercised since these warrants were issued. The remaining life of these warrants as of September 30, 2010, was 0.30 years.

INDEX

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

Overview

The Company is a seller and distributor in the PRC of raw jade, ranging in uses from decorative construction material for both the commercial and residential markets to high-end jewelry. For more than 30 years, the Company's business had consisted of manufacturing and selling hand and machine-carved wood products, such as furniture, architectural accents and Buddhist figurines, in China. Commencing in 2007, we experienced a reduction of revenue from our woodcarving business, which largely resulted from increased competition. As a result, we decided to dispose of our wood products business and to enter the business of raw jade sales and distribution, which management believed presented a better long-term growth potential. On January 11, 2008, we formed a new wholly owned Chinese subsidiary, JiangXi SheTai Jade Industrial Company Limited ("JST"), to engage in the sale and distribution of raw jade throughout China. Our goal was, and continues to be, to develop a meaningful participation in China’s raw jade market and to eventually vertically integrate our raw jade distribution activities with jade processing, carving, polishing, and, ultimately, retail sales.

On January 17, 2008, the Company entered into an Exclusive Distribution Rights Agreement (the "Exchange Agreement") with Wulateqianqi XiKai Mining Co., Ltd. ("XiKai Mining"). Under the Exchange Agreement, XiKai Mining committed to sell to the Company 90 percent of the raw jade material produced from its SheTai Jade mine, located in Wulateqianqi, China, for a period of 50 years (the "Exclusive Rights"). In exchange for these Exclusive Rights, the Company agreed to pay XiKai Mining RMB 60 million (at that time, approximately $8.8 million) by March 31, 2009, and to transfer to XiKai Mining 100 percent of our ownership interest in all of the Company's woodcarving operations, which were contained in Jiangxi XiDa. This transfer of Jiangxi XiDa was made on February 20, 2008.

INDEX

XiKai Mining is the Company's sole source for raw jade. Under the Exchange Agreement, the Company’s price for the raw jade material has been set for the first five years at RMB 2,000 (approximately $300) per metric ton, and is subsequently subject to renegotiation every five years with price adjustments not to exceed 10 percent. This mine commenced operation in 2002, and its annual capacity in 2009 was estimated to be approximately 25,000 metric tons. It has one of the largest jade reserves in China. According to a survey report issued by the Inner Mongolia Geological Institution, the mine has proven and probable reserves of approximately six million metric tons.

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

The supply of Jade from XiKai Mining was interrupted on June 10, 2008, when an earthquake damaged the only road on which raw jade is transported from XiKai Mining's warehouse. A smaller service road was still navigable, allowing basic mining operations to continue. The mine was able to continue to mine and extract raw jade, cut the jade, and to prepare the jade for transport by the Company's customers. However, due to the weight of the jade, shipments of raw jade from the warehouse by the Company's customers were completely halted. The road was subsequently repaired, and the shipment of raw jade from the mine commenced again on September 23, 2008.

As noted in the discussions below, the Company’s revenues during recent quarters have declined significantly. Additionally, customers are delaying remittance or failing to remit the amounts billed that are now due to the Company. As a result the Company has suspended shipments to two major customers with outstanding receivables. During the third quarter of 2010, the Company recorded an allowance for bad debts of $767,691. Although this increased the total reserve for bad debts to $1,019,064, the total trade receivable balance is $6,932,881 and future events and collections may indicate the need for an additional allowance.

A continuation of reduced revenue and profitability may require the Company to record an impairment of the carrying value of the Exclusive Jade Distribution Right, which could cause a significant loss for the Company.

INDEX

Results of Operations

The following tables present certain information, derived from the consolidated statements of operations and comprehensive income of the Company, for the three month and nine month periods ended September 30, 2010, and September 30, 2009.

	Three Months Ended September 30
	2010	2009	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$2,330,773	$10,667,585	$(8,336,812)	(78%)
Cost of Sales	886,093	1,486,437	(600,344)	(40%)
Gross Profit	1,444,680	9,181,148	(7,736,468)	(84%)
Selling General and Administrative Expenses	130,832	531,484	(400,652)	(75%)
Bad Debt Expenses	767,691	-	767,691	n/m
Income from Operations	546,157	8,649,664	(8,103,507)	(94%)
Interest Income	11,623	3,578	8,045	225%
Income before Taxes	557,780	8,653,242	(8,095,462)	(94%)
Provision for Income Taxes	(322,204)	(2,359,012)	(2,036,808)	(86%)
Net Income	$235,576	$6,294,230	$(6,058,654)	(96%)

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$11,024,888	$17,592,611	$(6,567,723)	(37%)
Cost of Sales	2,947,631	3,436,507	(488,876)	(14%)
Gross Profit	8,077,257	14,156,104	(6,078,847)	(43%)
Selling, General and Administrative Expenses	353,157	1,174,353	(821,196)	(70%)
Bad Debt Expenses	1,019,064	-	1,019,064	n/m
Income from Operations	6,705,036	12,981,751	(6,276,715)	(48%)
Interest Income	21,250	(1,253)	22,503	n/m
Income before Taxes	6,726,286	12,980,498	(6,254,212)	(48%)
Provision for Income Taxes	(2,176,331)	(3,876,945)	(1,700,614)	(44%)
Net Income	$4,549,955	$9,103,553	$(4,553,598)	(50%)

Revenue

Subsequent to the Company’s acquisition of the Exclusive Jade Distribution Rights pursuant to the Exchange Agreement, the Company's sales revenue has been derived solely from the sale of raw jade.

Revenue for the three and nine months ended September 30, 2010 from the sale of raw jade was $2,330,773and $11,024,888, compared to $10,677,585 and $17,592,611 for the three and nine months ended September 30, 2009,  decreases of $8,336,812 and $6,567,723, or  78 % and  37%, respectively. The decreases in revenue resulted from a decrease in orders of raw jade received by the Company from our five major customers. Furthermore, we suspended shipments of raw jade to two of our customers, due to their failure to pay amounts due for prior shipments.

	Three Months Ended September 30,		Nine Months Ended September 30,

Tonnage	666	3,075	3,154	5,141
Price/ton	$3,559	$3,472	$3,556	$3,422

INDEX

Cost of Sales

The cost of sales was $2,947,631 during the nine months ended September 30, 2010, compared to $3,436,507     during the nine months ended September 30, 2009, a decrease of $488,876 or 14%. For the three months ended September 30, 2010, and 2009, cost of sales were $886,093 and $1,486,437 respectively, reflecting a decrease of $600,344 or 40%. The decreases are due to the decreased tonnage shipped in 2010.The costs for the first nine months of 2010 and 2009 include the amortization of the Exclusive Jade Distribution Rights, which were $2,156,718 and $2,151,331, respectively.

Gross Profit

The resulting gross profits for the three and nine months ended September 30, 2010, were $1,444,680 and $8,077,257, respectively, which represented approximately 62 % and 73% of revenue, compared to $9,181,148 and $14,156,104, respectively for the three and nine months ended September 30, 2009, which represented approximately 86% and 80% of revenue during such periods. The decreases in the gross profit as a percentage of revenue were primarily due to the impact of the fixed amount of the amortization of the Exclusive Jade Distribution Right and the decrease in our sales revenue during those periods relative to the prior year’s comparable periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $353,157 for the nine months ended September 30, 2010, compared to $1,174,353 for the nine months ended September 30, 2009, a decrease of $821,196, or 70%. For the three months ended September 30, 2010, and September 30, 2009, selling, general and administrative expenses were $130,832 and $531,484 respectively, a decrease of $400,652, or 75%.  These decreases were mainly attributable to the decrease in the Company's promotional expenses, since the Company’s sales in 2010 were made solely to our pre-existing customers.

Bad Debt Expense

Bad debt expenses were $767,691 and $1,019,064 for the three and nine months ended September 30, 2010 and there are no bad debt expenses for the prior year’s comparable period. The bad debt expenses results from delayed payment from our five major customers. As a result, the Company has decided to suspend the shipment of raw jade to two of our customers, due to their failure to pay amounts due for prior shipments. As noted in the above Overview section, future events and collections may indicate the need for additional allowance.

Income before Taxes

Income before taxes for the three and nine months ended September 30, 2010, was $557,780 and $6,726,286, respectively, compared to levels for the three and nine months ended September 30, 2009, of $8,653,242 and $12,980,498, respectively. The decrease in our income before taxes reflects the decrease in our in revenues for the three and nine months ended September 30, 2010.

Provision for Income Tax

The provisions for income taxes for the three and nine months period ended September 30, 2010, were $322,204 and $2,176,331, respectively, compared to $2,359,012 and $3,876,945 for the three and nine months ended September 30, 2009, a decrease of $2,036,808, or 86%, and $1,700,614, or 44%, respectively. The decreases in our provisions for income tax are mainly due to the decreases in sales revenue and hence income before taxes during those periods relative to the prior year’s comparable period.

Net Income

The net income for the three and nine months periods ended September 30, 2010, was $235,576 and $4,549,955, respectively, compared to $6,294,230 and $9,103,553, respectively, for the three and nine months ended September 30, 2009, reflecting decreases of $6,058,654 and $4,553,598, or 96% and 50%, respectively. These decreases are mainly due to the decreases in our sales revenue and resulting profitability during the 2010 periods relative to the prior year’s comparable period.

INDEX

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, the Company's cash and cash equivalents were $16,263,440, as compared to $147,392 as of December 31, 2009. This increase of $16,116,048 since December 31, 2009, consisted of the following:

Cash Flows

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$6,751,225	$6,496,350
Net cash provided by investing activities	8,787,089	-
Net cash used in financing activities	-	(2,264,851)
Effect of exchange rate changes	585,018	39,561
Net cash inflow (outflow)	$16,123,332	$4,271,060

During the nine months ended September 30, 2010, the Company met its working capital requirements by using its operating cash flows.

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2010, the Company had a net cash flows from operating activities of $6,751,225, compared to $6,496,350 for the nine months ended September 30, 2009, an increase of $254,875. The increase was primarily attributable to a reduction in account receivable due to intensified collections.

Net Cash Used in Investing Activities and Financing Activities

An acquisition deposit in the amount of $8,787,089 was returned to the Company during the nine months ended September 30, 2010. There was no investing activity during the first nine months of 2009.

During the first nine months of 2009, the Company paid $2,264,851 on its outstanding notes. There was no financing activity during the first nine months of 2010.

The Company has received orders from, and make sales to, its existing customers through the nine months ended September 30, 2010. However, the Company has not obtained new customers since the second quarter of 2008.

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

INDEX

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken or planned for the future. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within sufficient time to enable us to timely comply with our reporting obligations, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Company’s controls and procedures were not effective. The lack of effectiveness of our disclosure controls and procedures is due to significant deficiencies in the Company’s internal controls over financial reporting. This is in part due to the fact that the Company employs a relatively small number of professionals in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Additionally, the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principles (US GAAP). This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues and could lead to a failure to maintain effective controls over the preparation, review and approval of certain significant account matters, in particular, in converting its financial reports maintained in accordance with Chinese GAAP to US GAAP.

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

INDEX

•
We will begin implementation of an initiative and training in China to ensure that the importance of internal controls and the need to comply with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

•	We have implemented a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.

•	We will increase our accounting and financing personnel resources, by retaining more professional knowledgeable with respect to US GAAP.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting and hence, our disclosure controls and procedures will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, and (iii) the Company’s business and operating results may be harmed.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the nine months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there has been no material abatement in the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected. We note, in particular, that the Company’s revenues during recent quarters have declined significantly due to a reduction in orders and that customers are delaying remitting or failing to remit amounts due for previous shipments.  A continuation of reduced revenues and profitability may require the Company to record an impairment of the carrying value of the Exclusive Jade Distribution Right, which could cause a significant loss for the Company.

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

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JADE ART GROUP INC.

Date: November 12, 2010	/s/ Hua-Cai Song
Hua-Cai Song
Chief Executive Officer (Principal
Executive Officer)

Date: November 12, 2010	/s/ Chen-Qing Luo
Chen-Qing Luo
Chief Financial Officer (Principal Financial
and Accounting Officer)